Form 10-K
period 1998-03-31
HEARTLAND COMMUNICATIONS & MANAGEMENT INC
filed 1998-04-15
CIK 1014539

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION

                              Washington D.C. 20549

(mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________

                        COMMISSION FILE NUMBER: 333-08935

                   HEARTLAND COMMUNICATIONS & MANAGEMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                   54-1799019
(STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION)
 INCORPORATION OR ORGANIZATION)

                           1320 OLD CHAIN BRIDGE ROAD
                                McLEAN, VA 22101

          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                  703-883-1836
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

      Indicate by check mark whether the Registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of regitrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 31, 1998, there is not yet a market value for the Registrant's common stock.

      There were 1,389,314 shares of the registrant's Common Stock issued and outstanding as of March 31, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates information by reference from the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders which will be filed with the Commission not later that 120 days after December 31, 1997.

                                TABLE OF CONTENTS

PART I
      Item 1.    Business                                                                                   3
      Item 2.    Properties                                                                                19
      Item 3.    Legal Proceedings                                                                         19
      Item 4.    Submission of Matters to Vote of Security Holders                                         19

PART II

      Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters                 19
      Item 6.    Selected Financial Data                                                                   20
      Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations     21
      Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                26
      Item 8.    Financial Statements and Supplementary Data                                               26
      Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      26

PART III

      Item 10.   Directors and Executive Officers of the Registrant                                        26
      Item 11.   Executive Compensation                                                                    30
      Item 12.   Security Ownership of Certain Beneficial Owners and Management                            30
      Item 13.   Certain Relationship and Related Transactions                                             30

PART IV

      Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                          30

                                     PART I

Item 1. BUSINESS

General

         Heartland Communications & Management, Inc. (the "Company") was organized March 27, 1996. The Company's offices are located at 1320 Old Chain Bridge Road -- Suite 220, McLean, Virginia 22101, and its telephone number is
(703) 883-1836. The Company intends to raise capital, perform support services and pursue specific targeted business development opportunities as its basis for growth and profitability. At the present time, the Company is offering up to 2,500,000 shares of its Common Stock at $5 per share for a maximum of $12,500,000 (the "Initial Public Offering). The Company has identified several service and support areas where it intends to establish profit centers. These include, but are not limited to, business areas such as radio talk show programming, newspaper supplements and inserts publishing and other communications- and management-related activities. (See "Specific Opportunities Under Consideration.") The Company has investigated business opportunities for investment and has performed preliminary due diligence on certain projects. It is the intent of management to use a part of the proceeds of the Initial Public Offering to continue the due diligence process on these projects (which will include third party feasibility studies where management considers such studies prudent to complete the required due diligence).

         More specifically, the Company will engage in the broad-based communications and media business, including (but not limited to) the development, production, marketing and syndication of advertising-supported broadcast programs and print products. These products will be designed to meet the expanding needs of the media business for creative content -- especially in those segments, e.g., AM radio and newspaper publishing, in which syndicated alternatives to locally-produced content are financially attractive. Its radio operation will not only assist in the development of programming by outside producers, secure syndication opportunities for them and share in their revenue but also produce news, information and talk programming of its own, the latter effected through an affiliate, ATB Productions, L.L.C. The Company expects to own a specific, negotiated portion (typically 10% to 60%) of the gross advertising receipts and/or net income of several radio productions. The Company contemplates forming one or more of its own satellite-transmitted radio networks to sell broadcast time to advertisers and talk show hosts. In addition, if the Company provides the associated funding, the Company has the option to obtain a 50% interest in two prospective innovative, national specialty supplements to newspapers designed to appeal to targeted segments of the mass audience which the Company believes are under-served: teens and sports enthusiasts. Additional print, broadcast, Internet-based products, information services and news media components, as well as hybrid combinations, also are contemplated. Such activities will be developed by the Company or will be part of the Company's acquisition strategy and/or management services will be offered to clients on a fee and/or equity basis.

Introduction

         Though recently organized, many of the Company's contemplated activities to be pursued during the early years of operations will be based on opportunities developed by Heartland Capital Corporation ("HCC"), a private merchant banking business advisory firm which was incorporated in June 1994 to pursue a broad spectrum of investment opportunities. To the date of the Initial Public Offering, HCC has concentrated much of its activities in communications-related businesses, most specifically the support of talk show programs and a contemplated radio network. Because of the faster than expected progress of HCC's efforts in the communications arena and the slower than expected development of other areas, the HCC Board of Directors determined that the best strategy was to take an affiliate public at this time. Specifically, the decision was made by HCC to assign all contracts, business opportunities and performance obligations meeting certain investment development criteria to the Company with existing HCC shareholders receiving the same number of shares and associated rights that they owned in HCC, including the right to exercise warrants for Shares of the Company, by paying a variable exercise price (ranging from $.001 up to $.50 per share). (Some limited merchant banking activities may take place in the Company as well.) Accordingly, on May 17, 1996, HCC assigned these opportunities to the Company, which was a wholly-owned subsidiary on that date, and HCMI thereafter was responsible for pursuing development of these opportunities. Because the Company has assumed the rights previously negotiated and owned by HCC and there continues to be common ownership and management, the Company and HCC may be deemed to be affiliated.

         As part of its merchant banking operations, HCC identifies investment opportunities which can be developed into viable operations. Several targeted opportunities were identified in 1994 and 1995, including talk radio, a teen-oriented supplement to newspapers and a newspaper insert aimed at sports enthusiasts. The talk radio venture was furthest along in the development process, with HCC having provided a line of credit as well as marketing expertise to ATB. The other ventures identified to date are only developmental options.

         HCC has determined that these ventures cannot be adequately developed without additional capital and, to that end, on May 17, 1996, HCC assigned its option (and in the case of ATB, its contract) rights to the Company. Formed as a wholly-owned subsidiary of HCC, the Company received on May 17, 1996 the development and contract rights and obligations and the assumed responsibility for costs to be associated with the future development of these activities. On May 18, 1996, HCC spun off the Company via a taxable dividend to the HCC stockholders with the Company replicating the HCC capital structure, including replicating HCC's outstanding non-contingent stock options and warrants and issuing 1,394,500 of the Company's warrants to the HCC preferred shareholders, who held contingent warrants, on the basis of one warrant for each two HCC preferred shares. A share of the Company's common stock was issued to each HCC common and preferred shareholder for each share of HCC common and preferred stock outstanding May 18, 1996. Warrants to purchase the Company's stock were granted to holders of non-contingent HCC stock purchase warrants as of May 17, 1996. Additionally, on April 17, 1996, HCC itself was granted warrants, exercisable until April 16, 2001, to purchase 1,236,000 Shares of the Company's common stock for $.50 per share. The contracts and option rights transferred to the Company have no net book value because development or servicing the rights is expected to require a substantial infusion of capital. It is HCMI's intention to obtain the necessary capital through the Initial Public Offering to develop these rights and associated activities.

         The activities to date principally relate to "Newsmaker" with Michael Foudy and "The Travel Show" (with Larry Gelwix and Danny Kramer). There are a number of other related talk show programs under development which are expected to be added to the existing line-up, thereby enabling the Company to develop a network of its own. This would permit stations around the country to pick and choose from the Company's stable of talk shows. Such an arrangement permits economies in production and enhances cross selling opportunities to maximize advertising revenues and revenues from sponsorship of these programs.

         HCC also has obtained rights to acquire working and/or equity interests in specialized newspaper supplements (described in greater detail in "Specific Opportunities Under Consideration"); while expected to cost considerably more to develop, they are believed to be quite promising. Accordingly, as a function of the amount of monies raised, it is intended that a series of special interest supplements be developed and distributed by newspapers around the country. The supplements can best be analogized to the Parade insert that goes into many Sunday newspapers around the country. These new products will be value-added supplements distributed by local newspapers either within the newspaper or as stand-alone supplements to segments of the non-subscribing market. The Company believes its proposed magazine for teens and a national sports weekly have unique attributes. Based upon its market research, actual experience and/or proprietary concepts (including their expected distribution through existing newspapers), the Company believes that a large readership can be developed relatively quickly. (The "national sports weekly" and "magazine for teens" names are working titles only; all materials and editorial content will be protected by pertinent trademark and copyright laws.)

         As described in greater detail under each of the individual sections which follow, the ownership interests will be negotiated independently for each activity. For example, individual radio programs might be based upon a fee or a percentage of gross advertising revenues generated and/or a percentage of net profits without any actual ownership in the talk show itself. In contrast, the proposed magazine for teens and national sports weekly are expected to be separate joint ventures between the Company and the creators of such concepts with each party sharing on a 50/50 basis after all expenses and the Company has been repaid its original investment(s). Such expenses include paying royalties aggregating 5% annually; during the first five years, the Company will receive a royalty of 1.25% annually and its creators (or an entity its creators control) will receive 3.75%; thereafter, the 5% royalty payment will be paid entirely to its creators (or an entity they control.)

Specific Opportunities Under Consideration

         The Company has identified several projects for which it proposes to provide funding. No fixed commitments have been made for any of these projects. The projects listed below are in different states of due diligence and are intended to be pursued once, and only if, the funding contemplated from the Initial Public Offering is achieved and the appropriate due diligence has been completed. Therefore, at present, these projects cannot be viewed as probable acquisitions. This list is not complete and those identified below are subject to being discontinued if warranted after its due diligence review is concluded. Management intends to fund projects strictly based on satisfactory completion of appropriate due diligence and based on investment guidelines as they may evolve over time. Any specific opportunities pursued will relate to communications, broadcast or print, and/or management activities.

         The Company intends to consider many other development projects and intends to continue to raise capital to take advantage of opportunities, thus providing income and asset growth for its shareholders based on its planned investment and development strategy. The Company intends to develop strict guidelines for investment, first considering preservation of capital, then equity participation and liquidity. In most situations, it will endeavor to maintain a preferred position with emphasis on an exit strategy with earnings and a residual equity position. Actual liquidation of an investment will be based on management's assessment of growth and earnings potential of each investment. However, investments as suggested herein are inherently risky, and there can be no assurance that these risks can be mitigated to the extent that losses will not occur.

(1)      Heartland Radio Network

         The Company has established radio program marketing and, directly and/or through contractual arrangements with ATB, production (in addition to station ownership/operation) as one of its primary activities. It will market those services to the $11.5 billion advertiser - supported commercial radio broadcasting market. (Source: National Association of Broadcasters 1995 Annual Report.) The Company has a variety of other communication properties, broadcast and/or print, under development and/or consideration. The Company, directly or through ATB, will acquire, create, develop and own creative content that it markets for domestic and international broadcasters with the production being done by its affiliate, ATB.

         The Company believes most nationally syndicated and locally produced talk shows adopt a conservative political slant, attempting to emulate the success of Rush Limbaugh's 15-year-old program by appealing to the so-called "angry white male" which typically feels under-served by other media outlets. The general tenor of talk radio has therefore become negative, angry and anti-government, with much of the content provided by listeners themselves. This has made some advertisers reluctant to advertise on talk radio programming.

         Because talk radio has largely ignored alternatives to conservative, "sound off" themes, the Company believes the potential for talk radio which is non-partisan and which presents alternative viewpoints emphasizing the search for solutions to societal problems (rather than just complaining about those problems) is considerable. (In fact, the Company will test its theory that the success of talk radio -- which it believes strongly relies on participation by angry or alienated listeners but is cheaper to develop and sustain -- may have peaked.) Support for this theory can be found in the success of ethnic-oriented programming and National Public Radio ("NPR") programming such as "All Things Considered" and "Morning Edition." The NPR programs air in morning and afternoon drive times; however, the economic potential of such programs is largely untested because of their non-profit, non-commercial nature.

         There are approximately 11,500 radio stations in America; about half of these are AM stations, and most of them are co-owned and operated with FM affiliates. Many AM radio stations lose money; about 1,200 of them have a news/talk format, the only format to emerge in the past 20 years which has consistently demonstrated the potential for profit on AM stations -- which do not have the bandwidth required for the successful programming of music formats. (Source: Broadcasting & Cable 1996 Yearbook.) Complicating this inequity has been the inclination of packaged goods advertisers to concentrate their messages on younger audience segments, as they have on television. Thus, the share of advertising revenues flowing to AM stations has steadily declined since 1975, and joint AM/FM licensees have concentrated their energies on FM programming. Operators spend relatively little on AM program content. In fact, almost 1,000 AM operators merely "simulcast" on their AM outlets the programming that is produced on their FM outlets, although the Federal Communications Commission ("FCC") frowns on the practice.

         The limited local spending on local AM programming content has provided a major opportunity for programmers who provide a national service distributed inexpensively by satellite. As a result, AM radio, once thought of as the prototypically local medium, is today heavily reliant on national programs.

         Most syndicated programs are provided to the local affiliate on a barter (free, in exchange for advertising time) basis. Typically, the national program receives one-quarter to one-half of the total commercial time (up to 15 minutes total) available per hour in exchange for providing the program content itself. Some programs are distributed on a cash basis only. Talk radio programs can be broken down into several categories -- entertainment/humor, advice/information, host opinion and listener driven.

         Several networks have sprung up to provide additional syndicated programming on a barter basis, including Talk America, Sun Network, Chancellor Radio Network, Talk Radio Network and the Business Radio Network. These networks typically sell production and transmission services to the program hosts, who then sell national advertising time to cover their costs.

         Syndicated talk shows air from one to six hours per day -- most often two to three hours -- and most have 15 to 60 local affiliates. Most affiliates are in medium to small markets or cover portions of larger markets (radio coverage areas are substantially smaller than TV coverage areas). The Company believes station operators and programmers face a paradox in designing talk radio formats. According to listener surveys at the station level and in the media which cover them, controversial programs draw the largest audiences and are therefore the most desirable. However, most nationally syndicated advertisers avoid controversial program formats for fear of having their product(s) identified with a particular controversial political viewpoint. Thus, nationally syndicated talk shows may have great difficulty selling their advertising time.

         As a recently formed, development stage company, the Company has only recently begun to have business activities. Many of these activities are those that were assigned from HCC, incorporating pre-existing business relations, contractual rights and opportunities. In that context, ATB has been producing and distributing a number of radio shows as described above or has a number under development. To expand those activities and to create a focus, the talk radio programs have been cross marketed to prospective radio stations and newspapers under the trade style, the "Heartland Radio Network" ("HRN"). Under those pre-existing agreements, ATB enters into the contracts and the Company receives various percentages of the gross revenues generated. As described above, those interrelated transactions constitute an affiliated relationship among the Company, ATB and HCC. Because ATB is an integral part of the communications business contemplated by the Company, it is possible that a merger between the two will be affected at some time in the future. Because the communications activities developed by HCC have already been spun-off and HCC will continue to function as a merchant bank in other areas, it is unlikely that a merger or other combination will occur between the Company and HCC.

         HRN has been formed to take advantage of the inherent opportunity in this situation. Specifically, ATB has obtained agreements with various nationally syndicated talk shows (of the host opinion and advice/information type) and a talk radio network to market their availabilities. By combining buys in several programs, the Company can assemble an audience sufficient to justify an advertising buy for national advertisers who have minimum audience-coverage requirements. In addition, HRN will work to place advertising in targeted local talk shows in major markets to assure appropriate coverage.

         By delivering sponsors to struggling talk show hosts, the Company believes it has the opportunity to demonstrate to those hosts how they can be financially and politically independent. The Company expects the resulting increase in diversity of its talk radio programming by programmers seeking to exploit targeted markets will serve to build audience size and interest. The Company believes this will help AM broadcasters become financially viable and help attract both hosts and advertisers to the Company and HRN. Moreover, the Company believes it can assemble a team of professionals with experience and expertise in media who will assure quality programming, provide personalized service to advertisers and develop excellent affiliate relations.

         A substantial portion of the Company's revenues initially will be generated from the sale of advertising and production services for broadcast on its talk show programs in various market niches. Additional broadcasting revenue will be generated from production services agreements and other miscellaneous transactions. Local advertising sales will be made by each talk show's sales staff (or that of their affiliates). National advertising sales are made by firms specializing in radio advertising sales on the national level in exchange for a commission from the Company (based on its gross revenues from the advertising contained on the respective talk show programs).

         The Company believes that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups.

Advertising rates charged by talk shows are based primarily on (i) the program's penetration of demographic groups targeted by advertisers; (ii) the number of stations in the market competing for the same demographic group; (iii) the supply of, and demand for, radio advertising time; and (iv) certain qualitative factors. (Because of a larger audience, rates are generally higher during morning and afternoon commuting hours.)

         In large markets, where national and regional advertisers are particularly active, radio stations live and die on the strength of their ratings. A station's ability to deliver audiences of specific demographic type is evaluated by advertisers and used by their representatives when negotiating advertising contacts with broadcasters. The radio broadcast industry's principal ratings service is Arbitron, which publishes the results of quarterly ratings surveys in the largest markets and which maintains databases on station ratings in smaller markets as well, for use by subscribers. These survey data, contracted through Marketron, are an important tool used by the Company in fashioning program production strategies and setting advertising rates for its programs.

         Broadcasters in smaller markets, and the program suppliers who serve them, frequently do not have Arbitron data available to them. Moreover, broadcasters in some cases ignore these data even when they are available because the broadcasters specialize in developing audiences among niche population segments not counted by Arbitron. Ethnic minorities who speak neither English nor Spanish constitute a growing niche market. Serving these market segments is a growing business for radio broadcasters, particularly among AM licensees located on the fringes of major markets. Typically, the station rely on their on-air personalities to develop their ethnic audience coverage and to market advertising time to local businesses serving those niches. The stations sell air time to these personalities in hour-long blocks (and thereby are relieved of the heavy financial burden of maintaining their own staffs of personalities and advertising sales specialists).

         The Company is assisting its ATB affiliate in entering this market. Working with Texas businessman, Fred Lundgren, ATB Media, Inc. - a new ATB subsidiary - is attempting to acquire distressed AM licensed stations and converting them to block-time sales operations. Lundgren, a radio industry veteran, is replicating a station conversion formula successfully employed in the Houston market over the past three years. The Company will earn fees for arranging the financing for station acquisition as well as assisting in the management of them and, as a consequence, will receive a share of station revenues through its contractual relationship with ATB.

         Future expansion in this area would include producing programs for possible television and/or cable television syndication as well.

(2)      Communications Companies Acquisitions

         As of this date, the Company has been engaged principally in organizational activities and limited operations. Nonetheless, the Company has identified a number of investment opportunities that it intends to continue investigating when capitalized. While the Company has performed limited due diligence on these projects to date, it intends to continue to investigate them (and other opportunities) adequately as capital becomes available. Any specific opportunities pursued will relate to communications, broadcast or print, and/or management activities.

         The  Company  will   continue  to  identify  (and  expects  to  pursue)
acquisitions of communications-related activities in situations where the Company believes it can successfully apply its operating strategy and where such businesses can be acquired on economically attractive terms. The Company expects to grow by emphasizing internal growth of its business and by making targeted acquisitions of companies in the communications sector with above average growth potential (at least 20%) at prices believed by management to be attractive, even under-valued, and which fit synergistically in a regional concept that will aid in the targeted marketing and promotion of the Company -- i.e., a community newspaper and a community radio station working together to cross-market programs and products targeted at specific demographic and/or psychographic niche markets. Management will continue to emphasize strategic acquisitions and dispositions, internal growth, operating efficiencies and cost reduction. As a result, management believes that the Company is positioned to achieve internal growth and to benefit from the general economic recovery as well as from the current recovery in the communications industry.

         The Company has had preliminary discussions with a competitive talk show network with regard to possible acquisition. To date, those discussions would have to be characterized as preliminary. Nonetheless, it is expected that once at least $2,000,000 has been raised in the Initial Public Offering, those discussions could result in future acquisitions -- for example, other radio network(s) or portions thereof and/or at least access to another network's transponder.

         Other communications companies which might be sought would include community newspapers and Internet-related businesses. (For example, one talk radio network recently became the first to offer its programming in real time on the Internet 7 days a week, 24 hours a day.) Because of the current lack of funding to actively pursue potential targets, possible future acquisitions might occur fairly rapidly once the Initial Public Offering has been achieved. Moreover, as a public company, it is possible that Shares of the Company will be exchanged for interests in those companies or facilities.

         As part of this strategy, the Company envisions acquiring certain properties. This is felt to have certain advantages under a "cluster" theory that has proven quite successful for other communications companies. Specifically, if one advertises on talk radio, those same prospective advertisers may want to advertise in local newspapers, particularly smaller suburban newspapers. This same principle can be expanded to specific niche newspapers in certain geographic areas.

         One of the Company's contemplated activities is to provide management in integrated marketing communication services. Because of the breadth of experience of its principals, this provides tremendous cross-marketing opportunities across the local spectrum of media -- local newspaper and/or radio and/or television. This provides a cost-effective mechanism for products and programs to be advertised. This is typically arranged through a barter of certain time and space on one medium for time and space for another. Such practices are complementary rather than competitive since many advertisers want to engage in a media mix that is viewed as prudent. For such services, the Company will typically be paid the standard industry commission/advertising agency rate of 15% of the gross value of the transaction. Accordingly, even if the media involved are not affiliated and no money changes hands, the Company would nonetheless be paid its contemplated commission.

(3)      A National Sports Weekly Magazine

         Because sports are an integral part of the American way of life, the Company believes those viewing and participating in sports are a very large, but underserved, print market niche. The Company believes sports are universal activities that cut across age, sex, income, ethnic and other demographics. Like the magazine for teens described in the following section, the Company intends to bring the proposed national sports weekly to market through a joint venture with the creators of the concept, Gerald Garcia (Executive Vice President and formerly President) and Bradford W. Baker (Secretary-Treasurer of the Company) in return for the Company providing needed funding (approximately $5,037,000 if the Initial Public Offering is completed).

          The proposed national sports weekly (hereinafter called "NSW") will use distribution channels similar to the proposed magazine for teens (see discussion following), thereby permitting economies of scale. NSW will be published as a national medium for advertisers to reach adults 18 - 54. A national sports weekly also would lend itself to being co-sponsored by commercial networks or companies associated with sports.

         With a staff of top sports editors and writers, NSW will provide a fully formatted tabloid-size magazine to newspapers on a weekly basis. While most people's first choice today for printed information is their local newspapers, those publications cannot afford the staff to report in depth on all of the major sports beyond the news of franchise and college teams in or near the newspaper's coverage area, much less provide coverage of the less popular sports.

         The Company anticipates signing up a reasonable percentage of the nation's newspapers to distribute NSW. The overhead and production structure of NSW is expected to be highly efficient. The Company expects it will be able to offer advertisers a media product with a high circulation at a low cost-per-thousand. In fact, the Company expects its weekly reach will be significantly higher than other sports-oriented media, including television sports shows, but at a cost-per-thousand that is highly competitive.

         For example, Parade Magazine, printed independently and then distributed through newspapers, has a circulation of 37,614,000. (Source:
AdWeek's Guide to Media, 1995.) Most print publications are printed and distributed independently, resulting in significantly lower circulation and higher costs. For example, Sports Illustrated's circulation is 3,465,000, Inside Sports' circulation is 675,000, Sporting News' circulation is 515,000 and Baseball Weekly's circulation is 303,409. (Source: AdWeek's Guide to Media, 1995 and ABC, 1994.) While the market penetration for NSW may not be as high as Parade Magazine's 37.614 million circulation, the Company believes it can achieve a reasonable penetration rate.

         Network and cable television also will be considered a competitor of NSW because it is an efficient means of reaching a large audience cost-effectively. At the currently projected cost-per-thousand, NSW rate will be very competitive against all "day parts" (a media term meaning all segments of the programming day), delivering a readership that may equal or exceed that of a typical prime time show.

         NSW will be created weekly at NSW's headquarters, then distributed electronically to subscribing newspapers. National advertising will be sold directly by the staff of NSW. Participating newspapers can add local advertising by either deleting certain identified editorial content or by adding more pages. These newspapers also can add their own local editorial content, if desired.

         The targeted advertisers for NSW are those companies that have a desire to generate immediate sales, have a need to disseminate printed information (for image, couponing, schedules, etc.) and who want to supplement their electronic advertising.

         The Company will commit approximately $5,037,000 of the Initial Public Offering's net proceeds to create NSW. The Company has executed an agreement with ICON International, Inc., a media barter and trade company, for $11,800,000 in advertising placement over a five year period. Based upon the potential represented by such agreement, the Company believes NSW is viable.

         Such funds will be used for purposes relating to bringing NSW to fruition, including research and development to further fine-tune the competitive advantages as well as exposing any potential obstacles among the Company's three target audiences (newspaper publishers, advertisers and readers); hire an editorial and sales staff to create, sell and distribute NSW; maximize sales with an extensive advertising and public relations campaign to promote their product; and build customer support services to handle the demands created by the influx of advertisers and participating newspapers. In addition, there will be a negotiated royalty fee to the copyright owners for the national sports weekly concept. (See last paragraph of "Introduction.") However, the Company is currently exploring potential strategic partners for its national sports weekly. Should these relationships develop, the Company's investment in this venture may be reduced.

(4)      A Magazine for Teens

         The Company intends to create a magazine for teens which will be developed for the purpose of delivering a cost-effective medium for advertisers to reach the targeted teen and pre-teen (ages 11 - 18) market. The Company intends to bring such magazine for teens to market through a joint venture with the creators of the concept, Gerald Garcia (Executive Vice President and formerly President of the Company) and Bradford W. Baker (Secretary-Treasurer of the Company) in return for the needed funding (approximately $2,300,000).

         While there have been electronic means (such as MTV) to reach the $60 billion teen market (Source: AdWeek's Guide to Media, 1995), the Company is not aware of one national print publication that can reach a large audience at one time. Similarly, a 1994 survey reported that teenagers spend their money on food, electronics, entertainment and health and beauty aids. (Source: Find/SVP 1994.) Advertisers also desire to establish a relationship with teens because of not only their buying power but also their influence on household purchases. The Find/SVP 1994 study revealed teenagers influence household purchases amounting to more than $161 billion annually.

         The Company is now in the development phase of a magazine for teens. From 1989 to 1991, Xpress was published for the Knoxville, Tennessee area teen market as a joint venture between the Knoxville Journal and The Creative

Network, Inc., and its two principals, Garcia and Baker. (Xpress was discontinued in 1991 after the sale of the Knoxville Journal). Originally tested as a monthly, the magazine was distributed in East Tennessee schools. Written by and for students, Xpress was the first publication of its kind. Teen acceptance was extremely high with a circulation of more than 20,000 monthly. This publication also set new standards in the field of computerized pre-production -- e.g., Xpress was one of the first publications in the country to be produced entirely on computer.

         The proposed magazine for teens will be aimed at middle and high schools (grades 7-12) and will be published weekly. It will be created at the magazine's headquarters, then distributed electronically to subscribing newspapers which will distribute it to students at schools in their market area as part of their "Newspapers in Education" program.

         National advertising will be sold directly by the magazine. Participating newspapers can add local advertising by either deleting certain identified editorial content or by adding additional pages. These newspapers also can add their own local editorial content, if desired.

         The targeted advertisers for the magazine are those companies that have a desire to reach the affluent teen market -- companies such as Coca-Cola, Taco Bell, Pepsi, Levi's, Blockbuster, The Gap and McDonald's. The Company believes it can attract advertisers who know teens spend (especially when it comes to food, clothes and fun) and help such advertising entities to generate immediate sales and establish future brand loyalty. In turn, this influences the buying decisions of parents of teens. According to market research, teens have increasingly more money to spend, do a disproportionately large portion of the family shopping and are more apt to try a new product than would be their parents. (Source: Find/SVP Study, 1994.) The Company business plan was developed on the premise that the magazine will permit the Company to tap into such favorable demographics.

         Future product development by the Company will include the targeting of other demographic niche market groups such as 50+ adults, African Americans, Hispanics and Native Americans, as well as other products that can be distributed in a manner similar to the magazine.

         The Company will commit a portion of the Initial Public Offering to: create the magazine for teens, including hiring an initial editorial and sales staff to create, distribute and sell the magazine; maximize sales with an extensive campaign to promote the magazine; build customer support services to handle the demands created by the influx of advertisers and participating newspapers; and use research and development to create other products capable of being distributed through pre-existing newspaper networks. In addition, a negotiated royalty fee for the magazine's concept will be paid to its copyright owners.

         There is no niche market teen-oriented national publication that can reach a large teen audience. Magazines such as Sassy and Seventeen reach at best
1.9 million subscribers per issue and are targeted to females. (Source: AdWeek's Guide to Media, 1995.) There are even fewer choices in male teen publications (Boy's Life and Sports Illustrated for Kids), reaching only 1,300,000 and 950,000, respectively. (Source: AdWeek's Guide to Media, 1995.) Electronic media have been successful at reaching teens; however, their reach is generally less than commonly perceived -- for example, MTV's audience is currently approximately 328,000 per quarter hour between 1:00 a.m. and 3:00 a.m. and 656,200 between 7:00 p.m. and 3:00 a.m. (Source: A.C. Nielsen, 1995.)

         While the Company believes the magazine for teens will be more interactive and wider-reaching than MTV-like products, it is also complementary with them (since the magazine is a printed product) with respect to their use by major advertisers. For example, the magazine's printed format allows for couponing and can be used as a cross-selling device.

         Xpress was  distributed  in Knoxville to 90% of the high schools (18 of
20) and 83% (20,000 of 24,000) of the students at those schools actually read it. (Source: Knoxville Journal, 1991.) While the market penetration on a national basis is not expected to be as high as in the Knoxville experience, the Company believes a reasonable penetration rate of the targeted 37 million, $60 billion teen audience can be achieved. (Source: Ad Week's Guide to Media, 1995.)

(5)      Management and Marketing Services

         While currently a limited activity of the Company, it is expected that integrated communications management services will constitute a growing portion of the Company's business. Once funding is in place, for example, it is anticipated that new personnel will be engaged to complement the Company's existing personnel. The contemplated activities would be associated with representing clients for cash fees (and possible equity-based) compensation for management advisory services. Because the Company intends to embark upon an active acquisition strategy, it is felt that these management and consulting services would complement the Company's other activities since it would already be seeking comparable information and generally be in the "information flow." It is believed attractive economies for upcoming business activities will result, thereby permitting the Company to acquire poorly managed companies that could benefit from professional management techniques.

         One of the Company's contemplated activities is to provide management in integrated marketing communication services. Because of the breadth of experience of its principals, the Company believes there are promising cross-marketing opportunities across the local spectrum of media -- local newspaper and/or radio and/or television. This provides a cost effective mechanism for products and programs to be advertised. This is typically arranged through a barter of certain time and space on one media for time and space on another. Such practices are complementary rather than competitive since many advertisers want to engage in a media mix that is viewed as prudent. For such services, the Company will typically be paid the standard industry commission/advertising agency rate of 15% of the gross value of the transaction. Accordingly, even if the media involved are not affiliated and no money changes hands, the Company would nonetheless be paid its contemplated commission.

         The Company believes this will introduce attractive economies because, once an advertiser uses a particular medium, it is a good candidate for doing more advertising on related medium and programming in the community. This approach also ties into the phenomenon that most advertising (approximately 53%) is done in print and the balance is allocated between television, radio and other media. (Source: Advertising Age, September 1995.) (See "Communications Companies Acquisitions.")

         One of the principal functions of the marketing services function will be to develop marketing concepts, ideas and strategies for a fee to non-affiliated entities. This will constitute the generator of new revenue sources and provide value-added service to advertisers on the Company's radio programming. It is believed that the Company can develop new marketing and promotion strategies based upon this basic concept.

      In the same vein, much of the Company's strategy is to avoid traditional distribution networks but rather to deliver directly in bulk -- whether the proposed magazine for teens, a contemplated national sports weekly or any other specialty publication. This permits the Company to get incremental returns in an existing market with little or no costs.

Employees

      As of December 31. 1997, the Company had one full-time and two part-time employees, all of whom are located in its Virginia offices. None of such employees is represented by employee union(s). The Company believes its relations with all of its employees are good.

Additional Business Risks

     The Company's business is subject to the following risks in addition to those discussed above and elsewhere in this report.

(1) Limited History Of Operation; Net Losses To Date. While activities (teen and sports week weekly supplements) in preparation have been assigned to the Company from an affiliate, Heartland Capital Corporation, the Company is in the early stage of development and has only a limited history of operations which through December 31, 1997, have generated aggregate losses of $. To the extent that the Company implements its business plan, the Company's business will be subject to all of the problems, expenses, delays and risks inherent in a new business enterprise (including limited capital, delays in program development, possible cost overruns, uncertain market acceptance and a limited operating history). In addition, the Company's future success will depend upon many factors, including those which may be beyond its control or which cannot be predicted at this time, such as increased levels of competition (including the emergence of additional competitors, changes in economic conditions, emergence of new technologies and changes in governmental regulations).

(2) Going Concern Report Of Independent Certified Public Accountants. The factors described above in "Limited History Of Operations; Activities' Historical Net Losses" raise substantial doubt about the Company's ability to continue as a going concern. In this regard, See the Report of Independent Certified Public Accountants accompanying the Company's audited financial statements appearing elsewhere herein which cites substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will achieve profitability in the future, if at all. As a result of these and other factors, there can be no assurance that the Company's proposed activities and/or acquisitions will be successful or that the Company will be able to achieve or maintain profitable operations. If the Company fails to achieve profitability, its growth strategies could be materially adversely affected. (See "Management's Discussion And Analysis Of Financial Condition And Prospective Results Of Operations.")

(3) Need For Additional Capital. The Company's capital resources are not adequate to fully implement its business plan. While $12,500,000 from the Initial Public Offering would be sufficient to pursue the specific opportunities already targeted and described above, such amount would not be sufficient to pursue the Company's larger business plan - e.g. embarking on a major program of acquiring communications companies. Hence, as is true for other companies contemplating significant growth, in due course the Company is expected to require additional financing. There can be no assurance that any such additional financing that is required will be available to the Company if and when required, or on terms acceptable to the Company, or that such additional financing, if available, would not result in substantial dilution of the equity interests of existing Shareholders.

(4) Minimum/Maximum Offering. While $12,500,000 is the maximum offering contemplated in the Initial Public Offering, it is subject to a $2,000,000 minimum. If such minimum is not achieved during the up to nine (9) month Initial Offering Period, any subscription proceeds will be returned (with pro rata interest based on amount and timing of the subscription) to subscribers and the offering will be terminated. If the minimum is achieved, the Company believes it will have sufficient funds for 12 to 18 months of operation but at a reduced level than would be the case, of course, for the maximum offering.

(5) Possible Adverse Impact Of Penny Stock Regulation. The Shares being offered in the Initial Public Offering are subject to the low-priced security (or so-called "penny stock") rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require (among other things) the delivery, prior to the transaction, of a disclosure schedule required by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer's account. Because the Shares are characterized as a penny stock, the market liquidity for the Shares could be severely affected. In such an event, the regulations relating to penny stocks could limit the ability of broker-dealers to sell the Shares and, thus, the ability of purchasers in this offering to sell their Shares in the secondary market.

(6) Reliance On Management. Although members of management have significant experience and expertise in the identification, acquisition and operation of various businesses, none of its members previously has operated such a broad-based communications and management company. Investors will have no right or power to take part in or direct the management of the Company. Thus, purchasers of the Shares offered hereby will be entrusting the funds to the Company's management, upon whose judgment the investors must depend, with only limited information concerning management's specific intentions. Accordingly, no investor should purchase Shares unless such investor is willing to entrust all aspects of the Company's management, including the selection of businesses and/or companies to acquire, to its officers and/or directors. This includes the fact that Shareholders will not be given the opportunity to vote on acquisitions or review the associated financials prior to such transactions being consummated. This potential risk is even more important in this offering since
(i) the Company's business is dependent, to a significant degree, upon the performance of certain key individuals, the departure or disabling of any of whom could have a material adverse effect on the Company's performance and (ii) none of those key persons is required to devote their services exclusively to the Company. (See "The Company - Remuneration.") The Company has entered into an employment agreement (which contains non-compete provisions) with each of Michael L. Foudy, Gerald Garcia, Bradford W. Baker and Bradley B. Niemcek; the loss of the services of any such key personnel could have a material adverse effect upon the Company. The Company maintains key man life insurance of $1,000,000 on Mr. Foudy. These employment agreements contain non-compete provisions; however, there can be no assurance that the Company will be able to retain such employees or prevent them from competing with the Company in the event of their departure.

(7) Additional Investment Opportunities. As a result of the Initial Public Offering, the Company is expected to experience significant expansion, including expansion into certain activities which neither the Company nor its management has previously operated. (See "The Company" generally.) In addition, the Company is pursuing additional opportunities for expansion through the acquisition of additional communications and/or management companies and, to that end, is expected to be regularly involved in discussions with third parties regarding potential acquisitions. Although no agreements have been reached regarding any such potential acquisition, in light of the Company's pursuit of additional acquisitions and funding in this and future offerings, it is likely that the Company will experience significant expansion in the future. It is possible (as a result of these recent preliminary activities -- and potential future acquisitions) that the Company's management will be required to manage a larger business operation than historically has been the case. There can be no
assurance  that  the  Company  will  be  able  to   effectively   implement  the
organizational and operational systems necessary for optimal management integration of its expanded portfolio of activities.

(8) Unspecified Future Acquisitions. Contemplated future acquisitions are fully within the discretion of management and are not subject to Shareholder prior review of financials and/or approval before being consummated. To expand its market and diversify its business mix, the Company's business strategy includes growth through acquisitions and investments. (See "The Company" generally.) There can be no assurance that future acquisitions will be available and, if they are, will be consummated on terms favorable to the Company or that any newly acquired companies will be successfully integrated into the Company's operations. The Company may use equity or incur long-term indebtedness or a combination thereof for all or a portion of the consideration to be paid in conjunction with any future acquisitions.

(9) Conflicts Of Interest. Certain inherent and potential conflicts of interest exist with respect to operations of the Company's business. These include: (i) the interest of certain current or former affiliates in the contemplated activities of the Company; (ii) certain members of management are not required to devote full time to the company's activities; and (iii) there are, as of March 31, 1998, significant overlapping ownership interests between the Company, HCC, ATB Productions, L.L.C. ("ATB") and Xpress Ventures, Inc. (See "The Company".)

(10) Competition. The Company's business plan spans a variety of businesses, many of which overlap and are highly competitive. The Company faces substantial competition from a number of well-established, well-financed companies, many of whom have greater resources and are more established than the Company. Increased competition by existing and future competitors could materially and adversely affect the Company's ability to achieve profitability. For example, to the extent that ownership of radio stations is consolidated among only a few owners, there may be a reduction in the market for independently produced programs the Company has developed or will develop. In addition, as the Company seeks to increase market penetration, its success will depend, in part, on its ability to gain market share from established competitors. For example, the success of each of the Company's talk show activities is dependent, to a significant degree, upon its audience ratings and share of the overall advertising revenue within its market. Similarly, the broadcasting and newspaper publishing industry are highly competitive businesses. The Company will compete for listeners and/or readers and advertising revenue directly with other radio networks, print and other media, within their respective markets. The Company's audience ratings and market share are subject to change, and any adverse change in a particular market could have a material and adverse effect on the revenue of the Company and/or publishers located in that market. There can be no assurance that any one of the Company's properties will be able to attain, maintain and/or increase its current audience ratings, readership and advertising revenue market share. (See "The Company" generally.)

(11) Possible Strategic Relationships. The Company is currently negotiating various strategic alliances. If successful, such alliances are expected to dramatically reduce the Company's need for capital and result in additional acquisitions and expanding of existing activity. (See "The Company" generally.) while there can be no assurance that such strategic relationships can be achieved, in fact, the Company has entered into an agreement with ICON International, Inc. relating to advertising in Xpress Ventures' national sports weekly.

(12) Market Studies; Due Diligence Reviews. In formulating its business plan, the Company has relied on the judgment of management. No formal, independent market studies concerning the demand for the Company's proposed products and services have been conducted; however, market studies are expected to be employed in the future. Moreover, directly or indirectly, the Company will use certain proceeds of its initial public offering to perform on-going due diligence with regard to its proposed activities and/or contemplated future acquisitions. While the Company's business plan is believed feasible, to the extent that the Company determines any or part of its business plan is not feasible, the Company will be unable to develop in accordance with its business plan and investors may lose all or a portion of their investment in the Company.

(13) Dividends At Discretion Of Management; No Current Plans To Pay Dividends. Dividends, if any, to Shareholders are in the discretion of management. To conserve funds for its contemplated activities, management does not presently intend to pay dividends. In fact, the Company anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its businesses. Moreover, the Company may be restricted from paying dividends to its Shareholders under future credit or other financing agreement(s).

(14) Cyclicality. Advertising revenues of the Company, as well as those of the media generally, are often cyclical and dependent upon general economic conditions. Historically, advertising revenues have increased with the beginning of an economic recovery, principally with increases in classified advertising for employment, housing and automobiles. Decreases in advertising revenues have historically corresponded with general economic downturns and regional recessions and local conditions. Management believes, however, that the Company's pricing strategies, distribution, production cost structure, marketing strategy and management's experience mitigate, to some degree, the effects of an economic downturn to the extent such downturn is regional. Moreover, the diverse nature of its targeted businesses -- talk radio, a satellite distribution system, targeted print products, management and marketing services, Internet and related media components -- should reduce the cyclical risk often associated with communications companies.

(15) Control By The Principal Stockholders. Prior to the Initial Public Offering, individual officers, directors and more than 10% shareholders (the "Principal Stockholders") owned in the aggregate approximately 42.3% of the Shares. Upon completion of the Initial Public Offering, the Principal Stockholders' and their affiliates' aggregate ownership Shares in the Company will permit them to retain approximately 33.3% of the Shares, assuming the $12,500,000 maximum is raised. Consequently, the Principal Stockholders may be able to effectively control the outcome on all matters submitted for a vote to the Company's stockholders (particularly if significantly less than the $12,500,000 maximum is raised). Specifically, at least initially, the Principal Stockholders will be able to elect all of the Company's directors. Such control by the Principal Stockholders may have the effect of discouraging certain types of transactions involving an actual or potential change of control of the Company, including transactions in which holders of Shares might otherwise receive a premium for their Shares over then current market prices.

(16) Radio and Television  Broadcasting  Industry Subject To Federal Regulation.
The radio and television broadcasting industries are subject to regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act"). Approval of the FCC is required for the issuance, renewal or transfer of radio and television broadcast station operating licenses. Because the Company's current plans contemplate marketing for licensees (rather than ownership of stations), those FCC requirements are expected to have little effect on the Company for the foreseeable future. It should be noted that Congress and the FCC may in the future adopt new laws, regulations and policies regarding a wide variety of matters (including technological changes) which could, directly or indirectly, affect the operations and ownership of the Company. For example, the Telecommunications Act of 1995 relaxes the current limitations imposed on the number and location of broadcasting properties that may be owned by any one person or entity; such regulations had not permitted any person or entity to own more than two FM or two AM radio stations in any one market over a specified size or in excess of 20 FM and 20 AM radio stations in the aggregate and restricted ownership of licensed properties by foreign nationals. (See "Competition" above.)

Item 2.         PROPERTIES

     The Company rents its office facilities at market rates. Such leased office space is adequate, the Company believes, to satisfy its needs for the foreseeable future.

Item 3.         LEGAL PROCEEDINGS

     There  has  not  been  any  material  civil,   administrative  or  criminal
proceedings concluded, pending or on appeal against the Company or its affiliates and principals.

Item 4.         SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997 fiscal year.

                                     PART II

Item 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

     In connection with the Initial Public Offering, the Company filed a Registration Statement on Form S-1, SEC File No. 333-8935, which was declared effective by the Commission on February 13, 1998.

     As of March 31, 1998, the Company's shares are being offered on a best effort basis by Northridge Capital Corporation and other selected brokers. The Company is in the preliminary stages of its Initial Public Offering and has not yet begun to accept orders for its common shares. Consequently, the Company's shares are not yet traded on any market and there is no established public trading market for such common shares. Furthermore, the Company does not expect such a market to exist for 6 to 18 months.

(b) Holders

     As of March 31, 1998, there were One hundred forty-two (142) holders of record of the Company's Common Stock.

(c) Dividends

     The Company has never paid dividends on its common shares, intends to retain future earning for use in its business and does not anticipate paying any such dividends for the foreseeable future.

Item 6.         SELECTED FINANCIAL DATA

     The following table sets forth certain financial data for the Company. The selected financial data should be read in conjunction with the Company's
"Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and the Financial Statements of the Company and Notes thereto referred to in Item 8 and included in Item 14 of this Form 10-K. The selected financial data for the periods ended December 31, 1996 and 1997 have been derived from the Company's financial statements, which have been audited by independent certified public accountants and are included elsewhere in this Prospectus.

                                       HCMI (1)(4)
                                     Date of Formation             Year Ended
Income Statement Data:           (3/27/96) Through 12/31/96         12/31/97
                                  --------------------------         --------

Revenue                                 $     3,507               $      9,908
Costs and Expenses                      $   321,421               $  1,130,596
Loss from Operation (1)                 $  (317,914)              $ (1,120,688)
Interest Expense (Income), net          $    (2,899)              $    (13,724)
Net Loss (2)                            $  (315,015)              $ (1,106,964)
Net Loss Per Share                      $     (0.25)               $      (.81)
Common and common equivalent
shares outstanding (3)                    1,270,503                  1,360,373


Balance Sheet Data:                  As of 12/31/96            As of 12/31/97
                                     --------------            --------------
Working Capital (Deficiency)            $ (516,327)                $ 1,216,029
Total Assets                            $  797,964                 $   431,317
Stockholders' Equity (Deficit)          $  275,143                 $  (800,571)
Accumulated Deficit                     $ (315,015)                $(1,421,979)


(1) Includes $618,690 in write-off of deferred offering costs and $185,958 in bad debt expense in 1997.

(2) There have been no, nor are there expected to be, cash dividends.

(3) Based upon the weighted number of shares outstanding during the period, adjusted retroactively for the reverse stock split approved March 25, 1997.

(4) The financial statements from which the above information has been derived assume the Company will continue as a going concern. However, the Company has incurred losses since inception. Such factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In that regard, see "Report of Independent Certified Public Accountants" accompanying the Company's financial statements which cites substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will achieve profitability and adequate financing in the future. And, if the Company fails to achieve these, their growth strategies would be materially adversely affected.

(5)



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) Heartland Communications & Management, Inc. (the "Company")

     (a) Liquidity and Capital Resources

     The Company was incorporated as a wholly-owned subsidiary of Heartland Capital Corporation ("HCC") on March 27, 1996 for the purpose of raising capital to develop several print and electronic media and investment concepts (the "Media Concepts") and bring them to market. The development rights to these Media Concepts had been owned by HCC and were assigned to the Company on May 17, 1996 simultaneously with payment by HCC of its $4,758 subscription for the stock of the Company to which it subscribed on March 27, 1996.

     The Company has not yet commenced generating substantial revenue. The Company expects to fund development expenditures and incur losses until it is able to generate sufficient income and cash flows to meet such expenditures and other requirements. The Company does not currently have adequate cash reserves to continue to cover such anticipated expenditures and cash requirements. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In this regard, see the Independent Certified Public Accountants' Report appearing elsewhere herein which cites substantial doubt about the Company's ability to continue as a going concern.

     The Company and HCC have been evaluating financing and capitalization alternatives as part of their long-term business plans. These alternatives include HCC's sale of preferred stock and warrants and other alternatives, including the formation of the Company and the associated transfer thereto of many of HCC's development options, with the Company, in turn, undertaking an initial public offering (the "IPO") of a portion of its common stock. To preserve operating funds, HCC and the Company have also developed a strategic plan which provides for reductions of expenditures and a prioritization of development options, as discussed below.

     The following table sets forth certain data from the Statements of Cash Flow for the Company:

     For the Period March 27, 1996 (date of formation) through December 31, 1996 and for the year ended December 31, 1997:

                                    Periods Ended         For the period 3/27/96
                                 ----------------------      (date of formation)
                                 12/31/96     12/31/97        through 12/31/97
                                 --------     --------        ----------------
Net cash provided by
(used in) operating activities  ($417,290)     $16,425           ($400,865)

Net cash provided by (used in)
investing activities,
principally loans to ATB         (172,780)      (5,594)           (178,374)

Net cash provided by financing
activities, principally from
exercise of warrants              590,158           -              590,158
                                ---------     ---------            -------
Increase in cash                $      88      $10,831           $  10,919
                                =========      =========          =========

     The development rights had only a nominal intrinsic value as of the date they were assigned to the Company because of the significant anticipated future development costs and, therefore, such rights have no carrying value on the Company's balance sheet. The Media Concepts cannot be developed without the capital expected to be raised by the Company's IPO. The extent to which the Company can realize any return on the development rights is directly related to the amount of funding obtained through the Company's offering of its shares to the public, as well as its ability to successfully develop the Media Concepts.

     Subsequent to the assignment, ownership of the Company was "spun off" to the shareholders of HCC and HCC's stock ownership was retired. As part of the spin-off, the Company issued shares of its common stock (the "Shares") to HCC's common and preferred shareholders equal to shares they currently held in HCC on a one-for-one basis. Holders of HCC preferred stock also received warrants to buy the Company's common stock on the basis of one warrant for each two HCC preferred shares held, resulting in 1,394,500 warrants for 2,789,000 outstanding shares of HCC preferred stock. Holders of non-contingent warrants to purchase HCC shares were likewise provided the same number of warrants to purchase shares of the Company, at exercise prices identical to those contained in the HCC warrants.

     During May 1996, the Company notified its warrant holders of its intent to do an initial public offering ("IPO") stating that the warrant holders had until July 6, 1996 to exercise their warrants at $.50 per share versus $4 per share thereafter (80% of the then expected IPO price of $5 per share). On July 19, 1996, the Company extended this warrant exercise period until July 23, 1996. Through that date, 1,170,400 of the warrants had been exercised resulting in net proceeds to the Company of $585,200, virtually all of the cash provided by financing activities.

     To facilitate the IPO, the stockholders approved a reverse stock split as of March 25, 1997 in which one new share of the Company's common stock was issued for each 4.6190302 shares outstanding with shares for the remaining
3.6190302 shares being placed in escrow and being released only if the Company meets a specified level of future performance. Likewise, the exercise of the remaining outstanding warrants were tied to the attainment of this specified level of future performance. The principal purpose of the reverse stock split was to reduce the number of outstanding common shares prior to the IPO.

     (b) Results of Operations

     Since its inception (March 27, 1996) through December 31, 1997, the Company's activities have been organizational with the Company expending funds principally to develop a business plan and to raise capital. Where such expenditures relate to capital raising and are both incremental and direct, they have been treated as deferred offering costs in the accompanying balance sheets. Where such expenditures are indirect and administrative in nature, they have been expensed in the accompanying statements of operations. Such expensed costs, together with the write off of $618,680 of such expenditures that had been previously deferred and the provision of a $185,958 reserve for receivables, as discussed below, account for the majority of the $1,421,979 deficit accumulated by the Company during the development stage through December 31, 1997.

     During the year ended December 31, 1997, the Company, in recognition of the length of the IPO process, wrote off $618,690 of deferred offering costs, the balance accumulated as of December 31, 1996. New deferred offering costs amounted to $407,454 during the year ended December 31, 1997.

     Due to the importance of ATB to the Company's business plan, the Company has joined HCC in co-funding the ATB Credit Agreement. HCC originally executed a line of credit agreement with ATB in January 1995 to provide working capital for its operations. In 1996, HCMI began co-funding this credit facility. HCMI had advanced $172,780 as of December 31, 1996. During the year ended December 31, 1997, ATB repaid $3,410 of this loan. The $169,370 outstanding balance is due in December 1999. At December 31, 1997, the Company concluded that the recorded assets and known business of ATB did not, at the present time, support the assured collectibility of the receivables from ATB, including the $169,370 advanced under the Credit Agreement and $16,588 from accrued interest under the Credit Agreement and unpaid fees under the HCC Agreement. Although an affiliate of ATB received consideration subsequent to December 31, 1997 for the sale of certain radio properties it had sold, management of the Company again concluded there was not yet sufficient assured asset value and business within ATB to ensure the collectibility of these receivables. Consequently, the Company, as of December 31, 1997, provided a reserve for these receivables in the amount of $185,958. The Company, however, intends to vigorously pursue, and expects to fully collect, these receivables. Any repayments of these receivables will be recorded as income when received.

     When the deficit (i.e. cumulative net losses) accumulated during the development stage at December 31, 1997 ($1,421,979) is (1) increased by the total offering costs that were deferred through December 31, 1997 of $1,026,144 ($618,690 in 1996 and $407,454 in 1997) and (2) reduced by the 1996 and 1997 non-cash items described below, aggregating $2,047,258, the net cash used in operations of $400,865 for the period from inception through December 31, 1997 is determined.

               Non-cash Items
               --------------

           Write-off offering costs           $  618,690
           Bad debt expense                      185,958
           Increase in liabilities             1,231,888
           Compensation expense funded
             by stock issuance                    31,250
           Other                                 (20,528)
                                              -----------
           Total                              $2,047,258
                                              ===========

     The primary differences between the 1996 and 1997 periods for the net cash provided by (used in operations) was, first, the 1997 loss of $1,106,964 contained the large non-cash write-off and reserve provision of $618,690 and $185,958, respectively. Without these, the net loss for both 1996 and 1997 would have approximated $300,000. The second major difference between 1996 and 1997 was that more cash was available in 1996 and consequently more of the 1996 expenditures were funded with cash resulting in $417,920 of cash being used in operations in 1996. In 1997, the expenditures were principally funded by an increase in liabilities resulting, together with the large non-cash 1997 expenses described above, in $16,425 of cash actually being provided by operations in 1997. The source of cash in 1996 was principally the exercise of warrants ($565,200) which did not occur in 1997 since most had been exercised in 1996. This 1996 cash was also used to fund ATB Credit Agreement in 1996 ($172,780) while there was no new fundings in 1997 and, in fact, there was a small repayment.

     The Company will structure its operations based on both the amount of capital raised in the IPO and the timing of the receipt of the proceeds. The Company has developed an action plan geared to varying amounts of capital being raised. Assuming that only $2,000,000 of capital is raised, the Company's goals will be to develop additional programming and broadcast capabilities for the Heartland Radio Network (the "Network") and to make media acquisitions which will help develop the Network. In addition, the Company also plans to develop a weekly publication aimed at the youth (ages 11 to 18) market that would be distributed free to students in schools. Based on preliminary discussions, it is expected that several major national companies would be prominent advertisers in the publication. Additionally, at the $5,000,000 level, the Company also would expand its investment in the teen publication and would plan to invest in additional media acquisitions. If a total of $12,500,000 is raised, the Company also would expect to devote additional capital to investments in the teen publication and more media acquisitions as well as to partially fund the creation of a sports-based weekly newspaper insert which would be provided to newspapers around the country. This publication also is expected to be supported by advertising revenue from major national companies.

     At the conclusion of this development effort, which for some of the Media Concepts will require as much as nine months, the Company may still need to obtain additional financing to begin operations. There can be no assurance that the Company will complete the necessary work on the Media Concepts on schedule or that bank or additional equity financing will be available to the Company as it seeks to develop the Media Concepts and begin operations.

     Because the Company has no history of operations, there is no assurance that the Media Concepts can be successfully developed and put into operation within the anticipated levels described above. Additionally, there is no assurance that the Media Concepts would in fact be acceptable to the general public and, as a result, there is no assurance that revenues would ever be generated sufficient to recover the capital raised in the IPO, let alone provide a return to shareholders on invested capital.

     The Company also did not record an income tax provision or benefit in the financial statements for the periods ended December 31, 1996 and 1997 because of the existence of net operating losses.

     (c) Recent Accounting Pronouncements

     Recent accounting pronouncements and their effect on the Company are discussed below.

     In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued. The Company adopted SFAS No. 121 as of March 27, 1996, and its implementation did not have a material effect on the Company's financial statements.

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company intends to adopt the employee stock-based compensation provisions of SFAS No. 123 by disclosing the pro forma net income and pro forma net income per share amounts assuming the fair value method is adopted at the date it grants stock options to officers, employees and directors. The adoption of this standard will not impact the Company's financial position or cash flows.

     On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share (SFAS 128)". SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. Using the principles set forth in SFAS 128, basic earnings per share would not be different from reported earnings per share.

     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure ("SFAS 129") effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights), including dividend and liquidation preferences, participants rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 will have no effect on the Company as it currently discloses the information specified.

     In June 1997, the Financial Accounting Standards board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

     Statements of Financial Accounting ("SFAS") 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evacuated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management believes the impact, if any, would not be material to the financial statement disclosures. Results of operations and financial position will be unaffected by implementation of these standards.

(d) Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. While uncertainty exists concerning the potential effect of such compliance, the Company does not currently believe that year 2000 compliance will result in a material adverse effect on business, financial condition or results of operation.

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements, together with related notes and report of BDO Seidman, LLP, independent auditors, are listed in Item 14(a).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   Directors

     Information required by this item will be contained under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement with respect to the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement"), and is hereby incorporated by reference thereto. The Proxy Statement will be filed with the Commission not later than April 30, 1998.

(b)      Management

     The following table reflects the names, ages and positions of the Company's
executive  officers.   See  the  pertinent  individual's  specific  biographical
information which follows:

     Name                     Age       Position
     ----                     ---       --------

     Michael L. Foudy          47       President, Chief Executive Officer and
                                          Chairman of the Board of Directors

     Gerald Garcia             55       Vice President
     Bradley B. Niemcek        58       Vice President-Operations and Director
     Bradford W. Baker         43       Secretary-Treasurer
     Linda G. Moore            51       Assistant Treasurer and Chief Financial
                                          Officer


(2) Officers

     Michael L. Foudy, born 1951, a principal founder, President, Chief Executive Officer and Chairman of the Board of Directors, graduated from the University of Arizona in 1973 and received a Juris Doctorate from the University of Arizona College of Law in 1976. Mr. Foudy hosted ATB's "America The Beautiful" nationally syndicated talk radio show from February 27, 1995 until February 28, 1977 and now co-hosts "Newsmaker" which is broadcast on 119 radio stations by the United Broadcasting Network. He has diverse experience in public affairs, integrated marketing communications, strategic planning, management, entrepreneurship, finance, writing and broadcasting. Mr. Foudy's accomplishments include creation of a 30,000 member Utility Shareholder's Association to intervene in rate legal cases and winning over $400 million in increased rate base. During the 1992 Presidential primary campaign, he was actively engaged in organizing a movement to draft an independent candidate for President (which activities generally would permit an independent candidate for President to obtain ballot access in all U.S. jurisdictions).

     During 1974, while in law school, Michael Foudy founded a small marketing communications Company in Tucson. When he sold his interest in the Company thirteen years later, WFC/Westcom had grown to be the largest public affairs/public relations Company in Arizona with billings of over $7 million, with offices in Tucson, Phoenix and San Diego, a staff of twenty-five professionals, a base of "blue chip" clients and a history of profitability.

     Since 1987, Mr. Foudy has undertaken a variety of projects on behalf of distressed clients. These range from a comprehensive marketing audit for the owners of Garfinckel's Department Stores in Washington, D.C. to preparation of promotional and sales materials for the liquidation of $86 million of commercial property and the auction of 4,000 residential properties once owned by First
City Bank of Houston, Texas. He directed the successful repositioning of a master planned golf and retirement community owned by Fairfield Homes in Green Valley, Arizona and designed a comprehensive marketing communications program which doubled home sales for the troubled home builder. He also supervised the restructuring/liquidation of Compass Publishing based in Chicago, Illinois and Sarasota, Florida.

     Mr. Foudy wrote the book Reinventing America which was published by the Institute for American Democracy. He serves on the Board of Directors of Heartland Capital Corporation, which he co-founded, and is Of Counsel to the DCM Group, an integrated communications strategy firm based in McLean, Virginia. Mr. Foudy has been active in a variety of charitable and community organizations including the Tucson Free Clinic, Tucson Community Food Bank, Arizona Opera Company and Southwestern Film Consortium. He currently serves on the foundation for American Liberty and the American Initiative Committee Board of Directors and is Editor of the American Initiative Newsletter.

     Gerald Garcia, born 1943, Vice President and formerly Chief Executive Officer and Chairman of the Board of Directors, graduated from Texas A&M University in 1967. Mr. Garcia joined the Company from The Houston Post, where he was vice president and editor. During his three-years there, The Post was honored regularly for journalistic excellence. Prior to his return to his native Texas, Mr. Garcia was editor and publisher of the Knoxville Journal and president and publisher of the Maryville Daily Times, its nearby sister publication. Mr. Garcia had a significant impact on both newspapers. He supervised the transformation of the Daily Times to a morning paper, redesigned the Journal and led both papers to journalistic excellence and economic vitality. During his tenure, the Journal was credited with having developed the "Best Sports Section in the Country" for newspapers of 50,000 circulation and under and the Daily Times was named "Tennessee's Best Newspaper" by the Tennessee Press Association in 1990 and 1991. While Mr. Garcia was editor of the Journal and Daily Times, respectively, market penetration grew for both newspapers at rates superior to industry standards for newspapers of comparable size.

     Mr. Garcia began his career at the Brenham Banner-Press while attending Texas A&M. He held the positions of reporter, sports editor and managing editor there. After receiving his B.A. degree in Journalism, he moved to the Corpus Christi Caller-Times as sports reporter and sports news editor and then on to the Fort Worth Star-Telegram as a sports reporter and his first significant newsroom management responsibilities.

     In 1976, Mr. Garcia went to the Kansas City Star and Times where he was director of newsroom operations and assistant to the publisher. He later also assumed directorship of the Capital Cities' Minority Training Program. Mr. Garcia moved next to the Gannett Company where he was general executive of the San Bernadino Sun and then editor and publisher of the Tucson Citizen. In 1983, he was named vice president of Gannett West Newspaper Group.

     Mr. Garcia played an integral role in the launch of USA Today, supervising the building of Gannett's print site in Phoenix. He returned to the home of his alma mater in 1986 to be publisher of the Bryan-College Station Eagle before moving to Knoxville in 1988.

     In 1984, Mr. Garcia received the Ruben Salazar award for his achievements in publishing. Mr. Garcia has been a community leader wherever he has lived, most notably in Tucson, where he is credited with creating "The New Pueblo" concept. He served a two-year term, in 1989-1991, as chairman of the American Newspaper Publishers Association's Task Force on Minorities in the Newspaper Business.

     Bradley B. Niemcek, born 1940, Vice President-Operations and director of the Company, is a 1965 Journalism graduate of Marquette University and is currently pursuing, on a part-time basis, a graduate degree in International Telecommunications at George Mason University. He plays and active role in the Heartland Radio Network, which not only provides marketing and management services to ATB Productions, L.L.C. but also has other broadcast activities under development. Mr. Niemcek is a 30-year veteran of the communications industry. He spent his early years as a newspaper reporter, television news writer and public relations executive. In addition, Mr. Niemcek for the past two decades has worked for, or established and built his own, companies specializing in client services based on emerging communications technologies. Mr. Niemcek began his career as a reporter and writer for the Milwaukee Sentinel and the NBC affiliates in that city, WTMJ radio and TV. He was recruited into the corporate public relations field in 1967 by Carl Byoir & Associates in Chicago and, after one year there, moved to its New York headquarters. Mr. Niemcek departed Byoir in 1974 to undertake a series of entrepreneurial enterprises in the sports promotion field, television syndication and in newsletter publishing. In 1982, he founded Newslink, Inc. to develop and market a satellite distribution service to connect public relations enterprises with the nation's local TV newsrooms. By 1988, the firm had expanded to include offices in New York and Washington, D.C. and diversified into providing facilities management satellite services for broadcast and cable TV clients as well; its largest client was Cable News Network ("CNN"). Mr. Niemcek sold his interest in Newslink in 1988 and formed TV People, Inc., a television facilities management firm and, from his new base in the Washington, D.C. area, consulted on the development of a number of local and regional political campaigns.

     Bradford W. Baker, born 1955, Secretary -Treasurer of the Company, attended the University of Dallas from 1974 - 1975. Mr. Baker's professional experience spans 20 years of advertising, sales management and marketing. He is currently President and partner of The Creative Network, Inc., an award winning full-service advertising agency located in Knoxville, Tennessee. Prior to helping form The Creative Network, Mr. Baker was a VP/Account Supervisor at Charles Tombras Advertising, Inc. in Knoxville and at Caraway Kemp Communications in Jacksonville, Florida. He has worked on both the client and agency sides of the business and won several awards and distinctions including:
Who's Who in Advertising, a Presidential Citation for Private Sector Initiative, two 1990 Telly Awards, a 1992 National ADDY award from the American Advertising Foundation and a 1996 Knoxville ADDY Best of Show. Mr. Baker has extensive experience in creating, marketing and publishing various media vehicles. These include:

     O Boating Magazine: The Creative Network is the agency of record for this industry-leading publication. Work for this client includes all marketing facets, with heavy concentration on trade advertising and positioning.

     O Xpress, a magazine for teens. (See "Specific Opportunities Under Consideration -- A Magazine For Teens.")

     0 The Star: Published for MasterCraft Boat Company, this quarterly publication has a circulation of 25,000. The Star, generally recognized as one of the best publications within the boating industry, is designed, written and produced entirely by he Creative Network.

     0 The Weekend Journal: The Creative Network was responsible for all research, marketing and publicity for this new weekly newspaper which was successfully launched in January 1992.

     Mr. Baker has also acted as consulting advisor for The Knoxville Journal and two Knoxville suburban newspapers, The Oak Ridger and the Maryville Daily Times, and worked extensively on the launch and marketing of several publications for target marketer, Whittle Communications, L.P. Mr. Baker was also instrumental, together with Mr. Garcia, in refining the concept and developing the business plans respectively for the proposed teen magazine and national sports weekly joint ventures.

     Linda G. Moore, born 1947, Assistant Treasurer and Chief Financial Officer of the Company, attended Chico State College from 1965 to 1968. Ms. Moore has been Chief Administrative Officer of the DCM Group, an affiliate of Edward S. DeBolt and Company, Inc. ("ESD") since 1978. She was Secretary of the Republican State Central Committee of California from 1969 to 1970 and, in 1971and 1972, was Assistant to the Deputy Chairman of the Republican National Committee. During 1973, Ms. Moore was Office Manager of Donnelly Marketing's National
Political   Office.   She  was

Office Manager and held the office of Secretary-Treasurer from 1974 to 1996 of ESD and has served on its Board of Directors since 1974.

Item 11.        EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Proxy Statement under the caption "Executive Compensation," and is hereby incorporated by reference thereto. The Proxy Statement will be filed with the Commission not later than April 30, 1998.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners And Management," and is hereby incorporated by reference thereto. The Proxy Statement will be filed with the Commission not later than April 30, 1998.

Item 13.        CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     The information required by this item will be contained in the Proxy Statement under the caption "Certain Relationship and Related Transactions," and is hereby incorporated by reference thereto. The Proxy Statement will be filed with the Commission not later than April 30, 1998.

                                     PART IV

Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are being filed as part of this report on Form 10-K immediately following the signature page and Exhibit Index:

(a)(1)          Financial Statements:

    Report of Independent Certified Public Accountants                    F-2

    Balance Sheets as of December 31, 1996 and 1997                       F-4

    Statements of Operations for the period March 27, 1996 (date of formation) through December 31, 1996 and the year ended December
    31, 1997 and the period March 27, 1996 (date of formation) through
    December 31, 1997                                                     F-5

    Statements of  Stockholders'  Equity for the period March 27, 1996
    (date of formation)  through  December 31, 1996 and the year ended
    December 31, 1997                                                     F-6

    Statements of Cash Flow for the period March 27, 1996 (date of formation) through December 31, 1996 and the year ended December
    31, 1997 and the period March 27, 1996 (date of formation) through
    December 31, 1997                                                     F-7

    Summary of Accounting Policies                                        F-9

    Notes to Financial Statements                                        F-14

(a)(2)          Financial Statement Schedule

   Valuation and Qualifying Accounts and Accountant's report thereon        F-25

      Other schedules are omitted because they are not applicable or the required information is shown in the financial statement or notes thereto.

(a)(3)          Exhibits

   Exhibit
   Number          Description
   ------          -----------

    3.1   Certificate of Incorporation                                         *

    3.2   Amendments to Certificate of Incorporation                           *

    3.3   Bylaws of Registrant                                                 *

    3.4   Form of stock certificate                                            *

   10.1   Executed Escrow  Agreement  among the Registrant,  the Selling
          Agent and George Mason Bank, McLean,  Virginia (the Escrow Agent)    *

   10.2   Intentionally not used

   10.3   Employment  Agreement between Registrant and Michael L. Foudy.       *

   10.4   Employment  Agreement between Registrant and Bradford W. Baker       *

   10.5   Employment Agreement between Registrant  and  Bradley  B. Niemcek.   *

   10.6   Assignment  Agreement between Registrant and Heartland Capital
          Corporation.                                                         *

   10.61  Amended and Restated Teen Magazine Venture  Agreement  between
          Heartland Capital Corporation and Xpress Ventures, Inc.              *

   10.611 License  Agreement  between Xpress  Ventures,  Inc. and Gerald
          Garcia and Bradford W. Baker.                                        *

   10.62  Amended  and  Restated   National  Sports  Magazine   Venture
          Agreement  between   Heartland  Capital   Corporation  and  Xpress
          Ventures, Inc.                                                       *

   10.63  Representation Agreement between Heartland Capital Corporation
          and ATB Productions, L.L.C.                                          *

   10.66  Credit Agreement between  Heartland  Capital  Corporation and
          ATB Productions, L.L.C.                                              *

   10.68  Employment Agreement between Registrant and Gerald Garcia.           *

   10.69  Barter Trade Agreement  between ICON  International,  Inc. and
          Registrant                                                           *

   27.1 Financial Data Schedule and Accountant's report thereon             F-25

-------
* Incorporated by reference from Company's Registration Statement on Form S-1 (File No. 333-8935) and amendments thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: April 14, 1998

Signature

---------------------
Michael L. Foudy           President, Chief Executive             April 14, 1998
                           Officer and Director

---------------------
Linda G. Moore             Chief Financial Officer and            April 14, 1998
                           Assistant Treasurer
                           (Principal Financial Officer
                           and Principal Accounting Officer)

---------------------
Bradley B. Niemcek         Director                               April 14, 1998

---------------------
Thomas Burgum              Director                               April 14, 1998

---------------------
B. Eric Sivertsen          Director                               April 14, 1998

---------------------
Sharon M. Murphy           Director                               April 14, 1998

                                  Exhibit Index

   Exhibit
   Number        Description
   ------        -----------

    3.1   Certificate of Incorporation                                         *

    3.2   Amendments to Certificate of Incorporation                           *

    3.3   Bylaws of Registrant                                                 *

    3.4   Form of stock certificate                                            *

   10.1   Executed Escrow  Agreement  among the Registrant,  the Selling
          Agent and George Mason Bank, McLean,  Virginia (the Escrow Agent)    *

   10.2   Intentionally not used

   10.3   Employment  Agreement between Registrant and Michael L. Foudy.       *

   10.4   Employment  Agreement between Registrant and Bradford W. Baker       *

   10.5   Employment Agreement between Registrant  and  Bradley  B. Niemcek.   *

   10.6   Assignment  Agreement between Registrant and Heartland Capital
          Corporation.                                                         *

   10.61  Amended and Restated Teen Magazine Venture  Agreement  between
          Heartland Capital Corporation and Xpress Ventures, Inc.              *

   10.611 License  Agreement  between Xpress  Ventures,  Inc. and Gerald
          Garcia and Bradford W. Baker.                                        *

   10.62  Amended  and  Restated   National  Sports  Magazine   Venture
          Agreement  between   Heartland  Capital   Corporation  and  Xpress
          Ventures, Inc.                                                       *

   10.63  Representation Agreement between Heartland Capital Corporation
          and ATB Productions, L.L.C.                                          *

   10.66  Credit Agreement between  Heartland  Capital  Corporation and
          ATB Productions, L.L.C.                                              *

   10.68  Employment Agreement between Registrant and Gerald Garcia.           *

   10.69  Barter Trade Agreement  between ICON  International,  Inc. and
          Registrant                                                           *

   27.1 Financial Data Schedule and Accountant's report thereon             F-25
 -------
* Incorporated by reference from Company's Registration Statement on Form S-1 (File No. 333-8935) and amendments thereto.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                    PAGE
                                                                                    ----
HEARTLAND COMMUNICATIONS & MANAGEMENT, INC.
(A Development Stage Company)

Independent Certified Public Accountants' Report                                     F-2

Balance sheets as of December 31, 1996 and 1997                                      F-4

Statements  of  operations  for the period  March 27,  1996 (date of  formation)
through December 31, 1996, the year ended December 31, 1997 and the period March
27, 1996 (date of formation) through December 31, 1997                               F-5

Statements  of changes in  shareholders'  equity for the period  March 27,  1996
(date of formation) through December 31, 1996  and the year ended  December  31,
1997                                                                                 F-6

Statements  of cash flows for the  period  March 27,  1996  (date of  formation)
through December 31, 1996, the year ended December 31, 1997 and the period March
27, 1996 (date of formation) through December 31, 1997                               F-7

Summary of accounting policies                                                       F-9

Notes to financial statements                                                        F-14

Financial statement schedules

      Schedule II - Valuation and Qualifying Accounts

      Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been
      included in the financial statements or notes thereto                          F-24

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders
HEARTLAND COMMUNICATIONS & MANAGEMENT, INC.
(A Development Stage Company)

     We have audited the accompanying balance sheet of HEARTLAND COMMUNICATIONS & MANAGEMENT, INC. (A Development Stage Company) as of December 31, 1996 and 1997, and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the period March 27, 1996 (date of formation) through December 31, 1996 and the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HEARTLAND COMMUNICATIONS & MANAGEMENT, INC. (A Development Stage Company) as of December 31, 1996 and 1997 and the results of its operations and its cash flows for the period March 27, 1996 (date of formation) through December 31, 1996 and the year ended December 31, 1997 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has had no substantial operations and has incurred significant operating losses and working capital deficits since formation. In addition, the Company expects to fund development expenditures and incur additional losses until its operations are able to generate sufficient revenue and cash flows to meet anticipated expenditures and other cash requirements. The Company does not currently have sufficient cash reserves to cover such anticipated expenditures and cash requirements, necessitating additional capital or financing. These factors, in addition to other factors discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                BDO Seidman, LLP

Washington, D.C.
April 10, 1998

                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                             December 31,            December 31,
                                                                                1996                    1997
-------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash                                                                    $            88                  10,919
  Accounts receivable from related parties                                          6,406                       -
  Deposits                                                                              -                   4,940
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                6,494                  15,859
-------------------------------------------------------------------------------------------------------------------
Note receivable from related party (Note 3)                                       172,780                       -

Office equipment, less accumulated depreciation of $1,000 (Note 9)                      -                   8,004

Deferred offering costs (Notes 7 and 8)                                           618,690                 407,454
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $      797,964          $      431,317
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                           $      293,235           $     586,883
Accrued payroll                                                                     8,970                 157,175
Accounts payable to related parties (Note 8)                                      220,616                 487,830
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                         522,821               1,231,888
-------------------------------------------------------------------------------------------------------------------
COMMITMENTS (Notes 5 and 8)

SHAREHOLDERS' EQUITY (DEFICIT) (Notes 1, 4, 5 and 8)
Preferred stock, $.001 par value, 10,000,000 shares authorized; none issued

Common  stock,  $.001  par  value,  50,000,000  shares   authorized;   6,128,400
  and 6,190,900  shares  issued  at  December  31,  1996 and 1997,  respectively
  and   1,326,811  and  1,389,314  shares  outstanding  at   December  31,  1996
  and 1997, respectively                                                            1,327                   1,389
Additional paid-in capital                                                        588,831                 620,019
Deficit accumulated during the development stage                                 (315,015)             (1,421,979)
-------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                              275,143                (800,571)
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY (DEFICIT)                                           $      797,964           $     431,317
===================================================================================================================

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                         For the period                          For the period
                                                          March 27, 1996                          March 27, 1996
                                                        (date of formation)    For the year     (date of formation)
                                                              through              ended              through
                                                           December 31,        December 31,         December 31,
                                                               1996                1997                1997
-------------------------------------------------------------------------------------------------------------------
REVENUES
  Marketing commissions received from
    related party (Note 3)                                 $      3,507    $         9,908            $     13,415
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Salaries                                                    165,084            193,840                 358,924
    General and administrative                                  156,337            132,108                 288,445
    Write-off of offering costs (Note 8)                              -            618,690                 618,690
    Bad debt expense (Note 3)                                         -            185,958                 185,958
-------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                        321,421          1,130,596               1,452,017
-------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                 (317,914)        (1,120,688)             (1,438,602)

Interest income (Note 3)                                          2,899             13,724                  16,623
-------------------------------------------------------------------------------------------------------------------
NET LOSS                                                   $   (315,015)   $    (1,106,964)           $ (1,421,979)
===================================================================================================================
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                 1,270,503          1,360,373               1,299,405
===================================================================================================================
BASIC AND DILUTED NET LOSS PER SHARE                       $       (.25)   $          (.81)           $      (1.09)
===================================================================================================================

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


For the Period March 27, 1996 (date of formation) through December 31, 1996 and the year ended December 31, 1997

-------------------------------------------------------------------------------------------------------------------
                                                                                         Deficit
                                                 Common                                   Accumulated
                            Subscribed           Shares       $0.001      Additional      During the
                                Common       Issued and          Par        Paid-in       Development
                                Shares      Outstanding        Value        Capital        Stage         Total
-------------------------------------------------------------------------------------------------------------------
Subscription to common
  shares by Heartland
  Capital Corporation        1,030,086              -      $      1,030   $    3,728      $      -       $  4,758
===================================================================================================================
Payment of subscription     (1,030,086)      1,030,086                -           -               -             -

Cancellation of shares               -      (1,030,086)          (1,030)      (3,728)             -        (4,758)

Spin-off                             -       1,030,086            1,030        3,728                        4,758

Other issuance                       -          43,338               43          157                          200

Exercise of warrants                 -         253,387              254      584,946              -       585,200

Net loss                             -                                                      (315,015)     (315,015)
-------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996           -       1,326,811            1,327      588,831        (315,015)      275,143

Shares issued to directors           -          62,503               62       31,188               -        31,250

Net loss                             -               -                -            -      (1,106,964)   (1,106,964)
-------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997           -       1,389,314           $1,389     $620,019     $(1,421,979)    $(800,571)
===================================================================================================================

                 See accompanying summary of accounting policies
                       and notes to financial statements.

--------------------------------------------------------------------------------
                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                        For the period                         For the period
                                                           March 27, 1996                        March 27, 1996
                                                         (date of formation)   For the year    (date of formation)
                                                               through             ended             through
                                                            December 31,       December 31,       December 31,
                                                                1996               1997               1997
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                     $ (315,015)      $ (1,106,964)        $    (1,421,979)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED IN OPERATIONS

Shares issued to directors                                            -             31,250                  31,250

Depreciation                                                          -              1,000                   1,000

Provision for uncollectible accounts                                  -            185,958                 185,958

Increase in accounts receivable from related parties             (6,406)           (10,182)                (16,588)

Increase in deposits                                                  -             (4,940)                 (4,940)

Increase in accounts payable                                    293,235            293,648                 586,883

Increase in accrued payroll                                       8,970            148,205                 157,175

(Increase) decrease in  deferred offering costs                (618,690)           211,236                (407,454)

Increase in accounts payable to related parties                 220,616            267,214                 487,830
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                         (417,290)            16,425                (400,865)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

Capital expenditures                                                  -             (9,004)                 (9,004)

(Increase) decrease in loans to related party                  (172,780)             3,410                (169,370)
-------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING
ACTIVITIES                                                     (172,780)            (5,594)               (178,374)
-------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                          For the period                        For the period
                                                           March 27, 1996                        March 27, 1996
                                                         (date of formation)   For the year    (date of formation)
                                                               through             ended             through
                                                            December 31,       December 31,       December 31,
                                                                1996               1997               1997
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Increase in subscription receivable and
  other issuance                                           $      4,958    $             -            $      4,958

Proceeds from exercise of warrants                              585,200                  -                 585,200
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       590,158                  -                 590,158
-------------------------------------------------------------------------------------------------------------------
Increase in cash                                                     88             10,831                  10,919

CASH AND CASH EQUIVALENTS, beginning of period                        -                 88                       -
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                   $         88    $        10,919            $     10,919
===================================================================================================================

                 See accompanying summary of accounting policies
                       and notes to financial statements.

--------------------------------------------------------------------------------
                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                         SUMMARY OF ACCOUNTING POLICIES


THE COMPANY AND NATURE OF BUSINESS

     Heartland Communications & Management, Inc. ("HCMI" or the "Company") was formed on March 27, 1996 to be a broad-based communications and management business, including developing, producing and syndicating advertising-supported broadcast programs and print products. The accompanying financial statements include the financial statements of HCMI as of December 31, 1996 and 1997 and the period March 27, 1996 (date of formation) through December 31, 1997. Since HCMI's activities to this point have been organizational and devoted to financial planning and raising capital, HCMI's activities have been accounted for as those of a "development stage enterprise" as set forth in Statement of Financial Accounting Standards (SFAS) No. 7.

     On May 17, 1996, Heartland Capital Corporation (HCC) paid its $4,758 stock subscription and HCMI ("Successor Company") was simultaneously assigned certain development and contract rights and obligations by HCC ("Predecessor Company") (see Note 1). Also, HCMI is an affiliate of ATB Productions, L.L.C. ("ATB"), with which it shares common, but not identical, ownership, and to which it provides marketing services.

RISKS AND UNCERTAINTIES

     HCMI is in the development stage. Consequently, HCMI's activities will be subject to the risks inherent in a new business enterprise, including among others, limited capital, uncertain market acceptance and the inability to obtain financing. Additionally, HCMI faces substantial competition from a number of well established, well financed companies. HCMI's principal source of revenue, a participation in advertising revenue, is often cyclical and dependent upon general economic conditions, rising in good economic times and declining in economic downturns. HCMI believes it has properly identified the risks in the environment in which it operates and plans to implement strategies to effectively reduce the financial impact of these risks.

--------------------------------------------------------------------------------
                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                         SUMMARY OF ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires HCMI to make certain estimates and assumptions particularly as it relates to the recoverability of assets and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

TRANSFERS BETWEEN  AFFILIATES

     All transfers among affiliates are recorded using the historical carrying value.

ACCOUNTS AND NOTES RECEIVABLE

     HCMI provides a reserve for doubtful accounts based on a specific review of the expected collectibility of individual outstanding accounts.

OFFICE EQUIPMENT

     Office equipment is carried at cost. Depreciation is recorded over the estimated useful lives of the assets using the straight-line method.

DEFERRED OFFERING COSTS

     Direct, incremental costs incurred with respect to the HCMI offering of common stock are deferred and included as an asset in the accompanying balance sheets until the proceeds of the offering are received, whereupon these costs will be recognized as a reduction to the respective capital accounts. If the offering is not completed or the offering terms are substantially revised, the deferred offering costs will be expensed. Indirect costs relating to the offering are expensed when incurred. If either direct, incremental costs or indirect costs relating to the offering are incurred by HCC, such costs are deferred or expensed, respectively, by HCMI with the net unpaid amount reflected as part of the accounts payable to related parties (see Note 8).

--------------------------------------------------------------------------------
                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                         SUMMARY OF ACCOUNTING POLICIES

INCOME TAXES

     HCMI uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement and income tax bases. The recognition of net deferred tax assets is reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized.

REVENUES

     Marketing commissions are recognized as commercials are broadcast and related advertising revenues are received.

REVERSE STOCK SPLIT

     On March 26, 1997, the shareholders approved a reverse stock split of HCMI's common stock. The reverse stock split has been reflected retroactively in the accompanying financial statements to March 27, 1996 (date of formation).

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments of the Company include a note receivable from a related party. In the opinion of management, the fair values of HCMI's financial instruments as of December 31, 1996 are not materially different from the carrying amounts shown in the accompanying financial statements.

--------------------------------------------------------------------------------
                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                         SUMMARY OF ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation," (SFAS 123). SFAS 123 will begin to affect the Company when its grants options under the 1997 Omnibus Stock Plan. No options have been granted to date. The Company will adopt only the disclosure provisions of SFAS 123 and account for stock-based compensation using the intrinsic value method set forth in APB Opinion 25.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share (SFAS 128)." SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. The Company adopted the provisions for computing earnings per share set forth in SFAS 128 in December 1997. There is no difference in basic and diluted earnings per share.

     Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129") effective for periods ending after December 15, 1997, established standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participants rights, call prices and dates, conversions or exercise prices and redemptions requirements. Adoption of SFAS 129 will have no effect on HCMI as it currently discloses the information specified.

--------------------------------------------------------------------------------
                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                         SUMMARY OF ACCOUNTING POLICIES

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of a Business Enterprise" ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Both SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management believes the impact, if any, would not be material to the financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

-------------------------------------------------------------------------------
                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

1. REORGANIZATION AND TRANSFER OF CERTAIN RIGHTS

     As part of its merchant banking operations, HCC identifies investment opportunities which can be developed into viable operations. Several opportunities were identified in 1994, 1995 and 1996, including talk radio, a youth oriented newspaper and a newspaper insert aimed at sports enthusiasts. The talk radio venture was furthest along in the development process, with HCC having provided a line of credit as well as marketing expertise to ATB. The other ventures identified are only development options and are intended to be pursued only if funding is achieved and appropriate due diligence, supporting the feasibility of the acquisitions, has been completed.

     HCC determined that these ventures could not be adequately developed without additional capital and, to that end, on May 17, 1996, HCC assigned its option and, in the case of ATB, its contract rights to HCMI, its wholly-owned subsidiary on that date. On May 18, 1996, HCC spun off HCMI via a dividend to HCC shareholders, with HCMI effectively replicating the HCC capital structure by issuing a share of its common stock for each share of HCC common and preferred stock outstanding as of May 18, 1996. Warrants to purchase HCMI stock were granted to holders of non-contingent HCC stock purchase warrants, and warrants were issued to the HCC preferred shareholders, as of May 18, 1996. The contracts and option rights transferred to HCMI have no carrying value because the cost of developing, or servicing, the rights are expected to require a substantial infusion of capital. It is HCMI's intention to obtain the necessary capital through an initial public offering (IPO) of its common stock (See Note 8).

2. GOING CONCERN

     As shown in the accompanying financial statements, HCMI incurred a net loss of $315,015 and $1,106,964 during the period March 27, 1996 (date of formation) through December 31, 1996 and for the year ended December 31, 1997, respectively. At December 31, 1996 and 1997, HCMI had a working capital deficit of $516,327 and $1,216,029, respectively. As of December 31, 1996 and 1997, HCMI had also expended $618,690 and $407,454 for direct incremental offering costs whose recovery is dependent on the success of its IPO. Furthermore, HCMI expects to fund development expenditures and incur losses until it is able to generate sufficient income and cash flows to meet such expenditures and other requirements. HCMI does not currently

-------------------------------------------------------------------------------
                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

have sufficient cash reserves to cover such anticipated expenditures and cash requirements. These factors raise substantial doubt about HCMI's ability to continue as a going concern.

     HCMI and HCC have been evaluating financing alternatives as part of their long-term business plans. These alternatives include loan arrangements for working capital needs, HCMI's and HCC's exercise of warrants, HCC's sale of preferred stock and warrants and other alternatives, such as the formation of HCMI, including the transfer thereto of many of HCC's development options, with HCMI, in turn, undertaking an IPO of a portion of its common stock. To preserve operating funds, HCC and HCMI have developed a strategic plan which provides for reductions of, and deferrals of payments for, expenditures and a prioritization of development options.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should HCMI be unable to complete its proposed public offering and continue as a going concern.

3. HCC MARKETING AND LINE OF CREDIT AGREEMENTS

     Effective January 1, 1995, HCC entered into a marketing agreement with ATB ("the HCC Agreement") whereby HCC provides marketing services on behalf of ATB. Such services include presenting programs to sponsors on a worldwide basis, negotiating sponsorship agreements, etc. In return for receiving the marketing services, ATB is obligated to pay HCC 40% of its gross advertising cash receipts and 5% of its non-advertising gross receipts. The agreement was transferred from HCC to HCMI on May 17, 1996. Revenues recorded by HCMI from the date of transfer through December 31, 1996 and for the year ended December 31, 1997 amount to $3,507 and $9,908, respectively. The HCC Agreement automatically terminates on January 1, 1999, unless extended by mutual agreement, and it is terminable at earlier dates under certain specified conditions. In the event of termination for whatever reason, the amounts due under the HCC Agreement for sponsorship existing at the time of termination shall remain due and payable, notwithstanding the termination (if certain other conditions are met), for a period ending the later of the automatic termination of the HCC Agreement

-------------------------------------------------------------------------------
                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

or two years after the date of other termination. Revenues recognized by HCC under the HCC Agreement aggregated $647 and $2,847 during 1995 and until transfer in the year ended December 31, 1996, respectively.

     On January 15, 1995, HCC executed an unsecured line of credit agreement with ATB (the "Credit Agreement") which provides ATB with a standby line of credit in the amount of $360,000. Borrowings under the Credit Agreement bear interest at 8% per annum, with payment of interest being deferred until January 15, 1997, whereupon monthly interest payments will be required. Through December 31, 1997, interest payments of $13,450 and $185 have been made to HCMI and HCC, respectively. Any principal and interest outstanding must be repaid on December 31, 1999. During 1996, HCMI began co-funding this Credit Agreement with HCC. As of December 31, 1996 and 1997, HCMI had advanced $172,780 and $169,370, respectively, while HCC had advanced $338,695 and $434,248 as of December 31, 1996 and 1997, respectively. Although the total advances ($511,475 and $603,618 as of December 31, 1996 and 1997, respectively), are in excess of the Credit Agreement's standby line of credit amount ($360,000), the total advances are governed by the Credit Agreement including interest rates, due dates, etc. Interest income earned by HCMI on its share of the outstanding loan amounted to $2,899 and $13,724 during the period March 27, 1996 (date of formation) through December 31, 1996 and the year ended December 31, 1997, respectively.

     At December 31, 1997, the Company concluded that the recorded assets and known business of ATB did not, at the present time, support the assured collectibility of the receivables from ATB, including $169,370 advanced under the Credit Agreement and $16,588 from accrued interest under the Credit Agreement and unpaid fees under the HCC Agreement. Although an affiliate of ATB received consideration subsequent to December 31, 1997 for certain radio properties it had sold, management of the Company again concluded there was not yet sufficient assured asset value and in the fourth quarter the Company recorded a reserve of $185,958 related to these receivables. The Company, however, intends to vigorously pursue and expects to fully collect these receivables. Any repayments of these receivables will be recorded as income when received.

--------------------------------------------------------------------------------

                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

4.    SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The total number of shares of stock that HCMI has the authority to issue is 60,000,000 consisting of 10,000,000 shares of preferred stock, par value $.001 per share, and 50,000,000 shares of common stock, par value $.001 per share. The Board of Directors of HCMI is authorized to issue shares of preferred stock in series, to establish the number of shares to be included in each series and to fix the designations, powers, preferences and rights of the shares of each such series. To date, no series has been authorized.

COMMON STOCK

     In conjunction with HCMI's formation as a subsidiary of HCC, HCC subscribed to 1,030,086 shares of HCMI common stock on March 27, 1996. On May 17, 1996, HCC contributed the original par value of those shares ($4,758) to HCMI in cash in full payment of its subscription receivable and the 1,030,086 shares of common stock were issued to HCC. In conjunction with HCMI's spinoff to the shareholders of HCC, on May 18, 1996, HCMI retired those shares and issued 1,030,086 shares of common stock as follows: 426,280 shares to the existing common shareholders of HCC and 603,806 shares to the preferred shareholders of HCC and 3,727,914 shares were issued into escrow on behalf of the HCC shareholders.

     In addition, HCMI issued 1,394,500 warrants to the HCC preferred shareholders who held contingent HCC warrants on the basis of 1 warrant for each two HCC preferred shares. Each warrant shall entitle the holder to purchase an additional share of common stock for $.50. During May 1996, HCMI notified these warrant holders of its intent to do an initial public offering ("IPO") stating that the holders had until July 6, 1996 to exercise their warrants at $.50 per share versus $4 per share thereafter (80% of the expected IPO price of $5 per share). On July 19, 1996, HCMI extended this warrant exercise period until July 23, 1996. Through July 23, 1996, warrants to purchase 253,387 after-split shares (1,170,400 pre-split shares) were exercised for proceeds of $585,200.

--------------------------------------------------------------------------------
                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

     Warrants to purchase 1,573,500 shares of HCMI common stock were also granted on May 18, 1996 to the holders of non-contingent HCC stock purchase warrants. Additionally, on April 17, 1996, HCMI granted HCC warrants to purchase 1,236,000 shares of its common stock for $.50 per common share.

     On June 19, 1997, 62,500 shares of common stock were issued to various members of the Board of Directors. The issuance of these shares resulted in compensation expense of $31,250.

OUTSTANDING WARRANTS

     A summary of the outstanding warrants as of December 31, 1996 and 1997 to purchase HCMI Common Stock is as follows:

                                Original                                Exercise
Warrant          Date           Date of                                    Price
Holder           Issued         Expiration*             Shares         Per Share
--------------------------------------------------------------------------------
HCC
non-contingent
warrant holders  May 18, 1996   May 17, 2001            190,000         $   .001
                                                        900,000              .10

                                                        483,500         $    .50
                                                      ---------

                                                      1,573,500
Issued to
HCC Preferred
Shareholders     May 18, 1996   December 31, 1996       224,100         $    .50

HCC              April 17,1996  April 16, 2001        1,236,000         $    .50
                                                      ---------

                                                      3,033,600
                                                      =========

*The terms of these warrants, and the contingent warrants discussed below, have been modified in the reverse stock split which was approved in March 1997.

--------------------------------------------------------------------------------
                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

CONTINGENT WARRANTS

     HCMI common stock which is contingently issuable as of December 31, 1996 and 1997 upon the occurrence of a specified event is as follows:

Event Requiring                                                      Shares of
Stock Issuance                                                      Common Stock
--------------------------------------------------------------------------------

Employment Performance
 (See Note 5)                                                             75,000
--------------------------------------------------------------------------------

TOTAL                                                                     75,000
================================================================================

STOCK OPTION PLAN

     On March 27, 1996, HCMI's founders reserved 600,000 shares of common stock for a stock option plan. Conditions of grants, terms, exercise prices, etc. are yet to be determined by the Board of Directors. The shareholders would be required to approve the plan prior to granting options.

REVERSE STOCK SPLIT

     In conjunction with the planned IPO (see note 8), the Board of Directors of HCMI proposed a (1) reverse split of HCMI's common stock on the basis of one new share of common stock to shareholders for each 4.6190302 shares of presently outstanding common stock (1,326,811 new shares) and (2) a limitation on the exercise of existing warrants. The principal objective of the reverse split was to reduce the number of outstanding common shares prior to the IPO. The Board of Directors believed that the total number of shares then outstanding caused a disproportionately large dilutive effect on new investors in the planned IPO and that the anticipated offering price of $5 per share would be better supported with fewer shareholders prior to the IPO. On March 26, 1997, the majority of the common shareholders approved this proposal.

--------------------------------------------------------------------------------
                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

     The shareholders will also be reissued a number of shares equal to the shares being surrendered (4,801,586 shares). Those shares will be placed in escrow with no voting or dividend rights while in escrow. The release of these shares from escrow and their distribution to the shareholders and the exercise of the existing warrants, both in normal annual increments of 16.67%, is contingent on HCMI achieving the following:

      HCMI generates an amount of income before extraordinary items but after the deduction for minority interests (the "Recurring Results of Operations") that, when multiplied by a market capitalization factor of ten (10), would result in a product sufficient in size (the "Required
      Value") to (1) hypothetically return capital of $5 per share (the "Capital") and (2) hypothetically provide a return of 40% per year (compounded monthly) on the Capital for the first two years, and then 15% per year (compounded monthly) thereafter, on the sum of (a) all common shares then outstanding and (b) the (i) increase in common shares caused by the assumed release from escrow of the 16.67% of the escrowed stock that is then eligible for release, (ii) any carryforward shares and (iii) other warrants or options probable of being exercised, including the 16.67% of existing warrants that is then eligible for exercise.

     Issuance of shares from escrow in the future may result in the recognition of compensation expense.

5.    EMPLOYMENT AGREEMENTS

     HCMI has employment agreements (the "Agreements") with three officers and employees. The Agreements provide for base annual salaries aggregating $180,000 and permit participation in an annual bonus pool, the amount and conditions of which shall be determined by HCMI's Board of Directors. In addition, the Agreements provide that these employees are eligible to annually receive options to buy up to 100,000 shares of common stock at $.10 per share with terms, other than price, to be determined by the Board of Directors. No options have been granted to these individuals as employees. One of the Agreements also provides for the issuance of 75,000 shares of common stock to the employee if he is employed by HCMI for three years from May 1, 1996. Any options awarded under such plans will be charged to compensation expense to the extent fair value of the underlying stock

--------------------------------------------------------------------------------
                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

exceeds the related exercise prices. The Agreements are effective as of May 1, 1996, have a term of three years and provide for termination for cause with a cessation in compensation payments. If terminated by HCMI without cause, or by the employees with cause, prior to the end of their term, the Agreements require payments of base salary to be continued from the date of termination through the end of the original term of the Agreements.

     In addition, the Board of Directors has agreed to annually provide certain directors each with options to buy up to 12,500 shares of common stock. Terms, including price, are yet to be determined by the Board of Directors.

6.    INCOME TAXES

     HCMI has no provision for income taxes for the period March 27, 1996 (date of formation) through December 31, 1996 and the year ended December 31, 1997 due to net operating losses generated in those periods. At December 31, 1997, HCMI has net operating loss carryforwards of approximately $225,000 on a tax basis, which expire in 2011 and 2012.

A reconciliation of the income tax benefit at the statutory rate to the amount actually recorded is as follows:

                                                   Period Ended       Year Ended
                                                    December 31,    December 31,
                                                        1996             1997

--------------------------------------------------------------------------------

Income tax benefit at statutory rate             $ (110,000)         $  (87,000)

State tax benefit                                   (10,000)            (55,000)

Increase in valuation allowance
 related to deferred tax asset                      120,000             442,000
--------------------------------------------------------------------------------

Income tax benefit                               $        -          $        -
--------------------------------------------------------------------------------
Deferred income taxes result from temporary differences which are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported in different periods for financial statement and income tax reporting purposes. The following is a summary of the deferred income taxes for 1996 and 1997.

--------------------------------------------------------------------------------
                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                             Period Ended             Year Ended
                                              December 31,          December 31,
                                                  1996                  1997
--------------------------------------------------------------------------------

DEFERRED TAX ASSETS
 Net operating loss carry forw              $     58,000             $   88,000
 Reserve for bad debts                                 -                 73,000
 Nondeductible expenses                                -                241,000
 Cash basis accounting for income
   tax purposes                                   62,000                 40,000
--------------------------------------------------------------------------------
                                                 120,000                442,000

Valuation allowance                             (120,000)              (442,000)
--------------------------------------------------------------------------------

Net deferred tax asset                      $          -             $        -
================================================================================

     Generally accepted accounting principles require that a valuation allowance be recorded against deferred tax assets which are not likely to be realized. Specifically, HCMI established the valuation allowance due to the uncertain nature of the ultimate realization.

7.    OTHER RELATED PARTY TRANSACTIONS

     One of HCMI's shareholders was/is a partner in laws firms which provide services to HCMI. Amounts recorded for legal services provided by these firms principally in conjunction with the public offering amounted to approximately $107,000 and $260,000 as of December 31, 1996 and 1997, respectively. Another HCMI shareholder is the principal stockholder of a company that provides professional services to HCMI. Amounts recorded for professional services provided by this company to HCMI in conjunction with the public offering amounted to approximately $54,000 and $45,000 as of December 31, 1996 and 1997, respectively. These amounts are contained in deferred offering costs in the accompanying balance sheets.

--------------------------------------------------------------------------------
                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

8.    INITIAL PUBLIC OFFERING

     As of February 13, 1998, HCMI began offering 2,500,000 shares of common stock in a public offering at $5 per share, or an aggregate of $12,500,000 before deducting a selling commission of 8% of the gross proceeds raised, and other offering costs including a $50,000 due diligence fee and a nonaccountable expense reimbursement of 2% of the gross proceeds of the offering. The registration statement under which these shares are being offered was declared effective by the Securities and Exchange Commission on February 13, 1998. Through April 10, 1998, no orders had been accepted for such shares. If shares providing a minimum of $2,000,000 of gross proceeds are not sold during the initial offering period, as defined, investors' funds will be returned. The arrangement with the underwriter is on a best efforts basis.

     HCMI also expects to sell, at the termination of the offering, to the underwriter for an aggregate purchase price of $100, warrants entitling the underwriter to purchase one share of HCMI stock for each ten shares of common stock which have been sold in the IPO (for the minimum offering of 400,000 shares, 40,000 warrants will be issued and for the maximum offering of 2,500,000 shares, 250,000 warrants will be issued). The warrants will be exercisable for a period of 4 years commencing 12 months after the date of the prospectus. The exercise price of the warrants shall be 165% of the per share offering price.

     In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) Topic No. (1)(B), the financial statements of subsidiaries are required to include expenses incurred by the subsidiary's parent on the subsidiary's behalf. In conjunction with the HCMI public offering, HCC has incurred direct and indirect costs, such as salaries, rent, etc., all of which have been assigned and/or allocated to HCMI in the accompanying financial statements with the net unpaid amount reflected by HCMI as accounts payable to related parties. At December 31, 1996 and 1997, the net unpaid amount aggregated $220,616 and $487,830, respectively. HCC's and HCMI's financial statements reflect approximately $300,000 and $150,000 and of such costs from March 27, 1996 (date of information) through December 31, 1996 and during the year ended December 31, 1997. Such costs have either been either specifically identified or, where specific

--------------------------------------------------------------------------------
                           HEARTLAND COMMUNICATIONS &
                                MANAGEMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

identification was not possible, have been allocated using proportional cost allocation. Management is of the opinion that such methods result in a reasonable presentation of such costs. Furthermore, management believes that such costs approximate the amounts that would have been incurred by HCMI on a stand alone basis.

     By the completion of the public offering, it is expected that such costs could aggregate $600,000. It is the intent of HCMI to reimburse HCC for these costs, or at least a portion thereof, on a sliding scale basis. Any amount not reimbursed will be reflected as an investment in HCMI by HCC.

     In January 1997, the Company substantially revised the terms of its proposed sale of common stock. Accordingly, the Company wrote off the deferred offering costs of $618,690 related to the prior offering in the period ended September 30, 1997.

9.    OFFICE EQUIPMENT

      Office equipment consists of the following at December 31, 1997 and  1997:

December 31,                      1996                                      1997
--------------------------------------------------------------------------------

Computers                       $   -                                    $ 9,004

Less accumulated depreciation       -                                      1,000
--------------------------------------------------------------------------------

                                $   -                                    $ 8,004
================================================================================

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
  ON FINANCIAL STATEMENT SCHEDULE

Heartland Communications &
  Management, Inc.

     The audits referred to in our report to Heartland Communications and Management, Inc., dated April 10, 1998 which is contained in Item 8 of this Form 10-K, include the audit of the financial statement schedule listed in the accompanying index for the year ended December 31, 1997. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audit.

     In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

                                                                BDO Seidman, LLP

Washington, D.C.
April 10, 1998

--------------------------------------------------------------------------------
                                                      HEARTLAND COMMUNICATIONS &
                                                                MANAGEMENT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                Balance at  Charged to
                              Beginning of   Costs and                Balance at
                                      Year    Expenses  Deduction    End of Year

--------------------------------------------------------------------------------
Description

Year ended December 31, 1997
  Allowance for doubtful
    note receivable                $    -    $  169,370   $    -      $  169,370

  Allowance for doubtful
    accounts receivable                 -        16,588        -          16,588
--------------------------------------------------------------------------------