Form 10-Q
period 1998-03-31
HEARTLAND COMMUNICATIONS & MANAGEMENT INC
filed 1998-05-15
CIK 1014539

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 1998

                                       OR

[ ] TRANSITION REPORT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

                        Commission file number 333-08935

                   Heartland Communications & Management, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                        54-1799019
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
Incorporation or Organization)

                  1320 Old Chain Bridge Road, McLean, VA 22101
                    (Address of Principal Executive Offices)

        Registrant's Telephone Number, Including Area Code (703) 883-1836

                                       N/A
      (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date:

                                                           Shares Outstanding
                Class                                      as of May 13, 1997
    ------------------------------                         ------------------
    Common Stock, $ .001 par value                               1,389,314

                                     PART I

                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number

Item 1.   Financial Statements

          Balance sheets as of December 31,1997
          and March 31, 1998 (unaudited)                                       3

          Statements  of  operations  (unaudited)  for the three  months ended  March 31,  1997 and 1998 and the period  March 27, 1996
          (date of formation)
          through March 31, 1998                                               4

          Statements of cash flows (unaudited) for the three
          months ended March 31, 1997 and 1998 and the period
          March 27, 1996 (date of formation) through March 31, 1998            5

          Notes to financial statements                                        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      7-9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk          N/A

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings                                                   10

Item 2.   Changes in Securities and Use of Proceeds                           10

Item 3.   Defaults upon Senior Securities                                     10

Item 4.   Submission of Matters to a Vote of Securities Holders               10

Item 5.   Other Information                                                   10

Item 6.   Exhibits and Reports on Form 8-K                                    10

Signatures                                                                    11

Part I                                                              Page 3 of 11
Item 1: Financial Statements


                            Heartland Communications
                               & Management, Inc.
                          (A Development Stage Company)

                                 Balance Sheets


=====================================================================================================================
                                                                                December 31,          March 31,
                                                                                    1997                 1998
                                                                                                     (unaudited)
                                                                             ------------------ -------------------
ASSETS
     Cash                                                                        $      10,919    $            274
     Accounts receivable from related parties                                                -                   -
     Deposits                                                                            4,940               4,940
                                                                             ------------------ -------------------
TOTAL CURRENT ASSETS                                                                    15,859               5,214
                                                                             ------------------ -------------------
     Note receivable from related party                                                      -                   -
     Office equipment, less accumulated depreciation of $1,000 and $1,750                8,004               7,253
     Deferred offering costs                                                           407,454             464,968
                                                                             ------------------ -------------------
TOTAL ASSETS                                                                      $    431,317       $     477,435
                                                                             ------------------ -------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
     Accounts payable                                                             $    586,883       $     638,923
     Accrued payroll                                                                   157,175             199,122
     Accounts payable to related parties                                               487,830             556,424
                                                                             ------------------ -------------------
TOTAL CURRENT LIABILITIES                                                            1,231,888           1,394,469
                                                                             ------------------ -------------------
COMMITMENTS
SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value, 10,000,000 shares authorized;
       None issued
     Common stock, $.001 par value, 50,000,000 shares authorized;                        1,389               1,389
       6,190,900 shares issued at December 31, 1997 and March 31, 1998;
       1,389,314 shares outstanding at December 31, 1997 and March 31,
       1998
     Additional paid-in capital                                                        620,019             620,019
     Deficit accumulated during the development stage                               (1,421,979)         (1,538,442)
                                                                             ------------------ -------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                  (800,571)           (917,034)
                                                                             ------------------ -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                              $    431,317       $     477,435
                                                                             ------------------ -------------------

                 See accompanying notes to financial statements.

Part I                                                              Page 4 of 11
Item 1: Financial Statements


                             Heartland Communication
                               & Management, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (unaudited)

=================================================================================================================
                                                                                               For the Period
                                                                                               March 27, 1996
                                                                                            (date of formation)
                                                        For the three months ended           through March 31,
                                                 ------------------------------------------
                                                    March 31, 1997       March 31, 1998             1998
------------------------------------------------ --------------------- -------------------- ---------------------
REVENUES
     Marketing commissions received from             $            926     $            405    $           13,820
        related party
------------------------------------------------ --------------------- -------------------- ---------------------
OPERATING EXPENSES
     Salaries                                                  37,419               57,716               416,640
     General and administrative                                29,200               60,246               348,691
     Write-off of offering costs                                    -                    -               618,690
     Bad debt expense                                               -                2,292               188,250
------------------------------------------------ --------------------- -------------------- ---------------------
TOTAL OPERATING EXPENSES                                       66,619              120,254             1,572,271
------------------------------------------------ --------------------- -------------------- ---------------------
OPERATING LOSS                                                (65,693)            (119,849)           (1,558,451)
Interest income                                                 3,388                3,387                20,010
------------------------------------------------ --------------------- -------------------- ---------------------
NET LOSS                                             $        (62,305)    $       (116,462)   $       (1,538,441)
================================================ ===================== ==================== =====================
WEIGHTED AVERAGE COMMON SHARES                              1,242,352            1,358,064             1,281,324
   OUTSTANDING
================================================ ===================== ==================== =====================
BASIC AND DILUTED NET LOSS PER SHARE                 $           (.05)    $           (.09)   $            (1.20)
================================================ ===================== ==================== =====================

                 See accompanying notes to financial statements.

Part I                                                              Page 5 of 11
Item 1: Financial Statements


                             Heartland Communication
                               & Management, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (unaudited)

=================================================================================================================
                                                                                               For the Period
                                                                                               March 27, 1996
                                                                                            (date of formation)
                                                          For the three months ended         through March 31,
                                                    ---------------------------------------
                                                      March 31, 1997      March 31, 1998            1998
--------------------------------------------------- ------------------- ------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS                                                $      (62,305)       $   (116,462)      $    (1,538,441)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED IN OPERATIONS
    Shares issued to directors                                       -                   -                31,250
    Depreciation                                                     -                 750                 1,750
    Provision for uncollectible accounts                             -               2,292               188,250
    Increase in accounts receivable from related parties        (5,600)             (2,292)              (18,880)
    Increase in deposits                                             -                   -                (4,940)
    Increase in accounts payable                               121,112              52,040               638,923
    Increase in accrued payroll                                 27,419              41,947               199,122
    Increase in deferred offering costs                       (150,901)            (57,514)             (464,968)
    Increase in accounts payable to related                     69,156              68,594               556,424
    parties
-------------------------------------------------------- -------------- ------------------- ---------------------
NET CASH USED IN OPERATING ACTIVITIES                           (1,119)            (10,645)             (411,510)
-------------------------------------------------------- -------------- ------------------- ---------------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
    Capital expenditures                                             -                   -                (9,004)
    (Increase) decrease in loans to related party                2,245                   -              (169,370)
-------------------------------------------------------- -------------- ------------------- ---------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES              2,245                   -              (178,374)
-------------------------------------------------------- -------------- ------------------- ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in subscription receivable and other issuance           -                   -                 4,958
    Proceeds from exercise of warrants                               -                   -               585,200
--------------------------------------------------- ------------------- ------------------- ---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            -                   -               590,158
=================================================== =================== =================== =====================
Increase (decrease) in cash                                      1,126             (10,645)                  274
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      88              10,919                     -
--------------------------------------------------- ------------------- ------------------- ---------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $          1,214    $            274  $                274
=================================================== =================== =================== =====================

                 See accompanying notes to financial statements.

Part I                                                              Page 6 of 11
Item 1: Financial Statements


                             Heartland Communication
                               & Management, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Heartland Communication & Management, Inc. ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 1997.

Note 2 Income Taxes

The Company did not record an income tax provision or benefit in the accompanying financial statements for the three months March 31, 1997 because of the existence of net operating losses. Likewise, the Company does not expect to provide any income tax provision or benefit for the year ending December 31, 1998 because the Company expects a loss for the year ending December 31, 1998.

Part I                                                              Page 7 of 11
Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations

The following is a discussion of the results of operations of the quarter ended March, 31 1998 compared with the same period in the 1997, and the changes in financial condition through the first quarter of 1998. This discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto of Heartland Communications & Management, Inc.

Results of Operations:

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

Since its inception (March 27, 1996) through March 31, 1998, the Company's activities have been organizational with the Company expending funds principally to develop a business plan and to raise capital. Through March 31, 1998, the Company has not generated any substantial revenue.

Where the Company's expenditures relate to capital raising and are both incremental and direct, they have been treated as deferred offering costs in the accompanying balance sheets. Where such expenditures are indirect and administrative in nature, they have been expensed in the accompanying statements of operations. Such expensed costs, together with the write off of $618,680 of such expenditures that had been previously deferred and the provision of a $188,250 reserve for receivables, as discussed below, account for the majority of the $1,538,441 deficit accumulated by the Company during the development stage through March 31, 1998.

During the year ended December 31, 1997, the Company, in recognition of the length of the Initial Public Offering (IPO) process, wrote off $618,690 of deferred offering costs, the balance accumulated as of December 31, 1996. New deferred offering costs amounted to $407,454 during the year ended December 31, 1997 and $57,514 during the three months ended March 31, 1998.

Due to the importance of ATB to the Company's business plan, the Company has joined HCC in co-funding the ATB Credit Agreement. HCC originally executed a line of credit agreement with ATB in January 1995 to provide working capital for its operations. In 1996, HCMI began co-funding this credit facility. HCMI had advanced $172,780 as of December 31, 1996. During the year ended December 31, 1997, ATB repaid $3,410 of this loan. The $169,370 outstanding balance is due in December 1999. At December 31, 1997, the Company concluded that the recorded assets and known business of ATB did not, at the present time, support the assured collectibility of the receivables from ATB, including the $169,370 advanced under the Credit Agreement and $16,588 from accrued interest under the Credit Agreement and unpaid fees under the HCC Agreement. Although an affiliate of ATB received consideration subsequent to December 31, 1997 for the sale of certain radio properties it had sold, management of the Company again concluded there was not yet sufficient assured asset value and business within ATB to ensure the collectibility of these receivables. Consequently, the Company, as of December 31, 1997, provided a reserve for these receivables in the amount of $185,958. During the three months ended March 31, 1998, an additional reserve of $2,292 was provided. The Company, however, intends to vigorously pursue, and expects to fully collect, these receivables. Any repayments of these receivables will be recorded as income when received.

The loss of $116,462 for the three months ended March 31, 1998 nearly doubled from the loss of $62,305 incurred for the three months ended March 31, 1997. This approximately $54,000 increase in loss was due principally to (1) an approximately $20,000 increase in salaries as the effective number of employees almost doubled in the three months ended March 31, 1998 versus 1997 and (2) the incurrence of over $20,000 in travel and entertainment expenses during the three months ended March 31, 1998 in conjunction

Part I                                                              Page 8 of 11
Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations

with presentations made throughout the country ("road shows") to assist in the sale of the Company's securities in its IPO. Such costs were not incurred during the comparable period in 1997.

The Company did not record an income tax provision or benefit for the periods ended March 31, 1997 and 1998 because of the existence of net operating losses.

Liquidity and Capital Resources:

The three months ended March 31, 1998 reflected the following major uses of funds: (1) a loss from operations of $116,462 and (2) the $57,514 increase in deferred offering costs. These uses of funds of approximately $174,000 were principally financed by the following:


          Increase in trade accounts payable                    $   52,040
          Increase in accrued payroll                               41,947
          Loan from related party                                   68,594
          Decrease in cash                                          10,645
          --------------------------------------- ------------------------
          Total                                                  $ 173,226
          ======================================= =========================


The three months ended March 31, 1997 had a loss of $62,305 and an increase in deferred offering costs of $150,901. These uses of funds of approximately $213,000 were similarly financed as follows:


          Increase in trade accounts payable                     $ 121,112
          Increase in accrued payroll                               27,419
          Loans from related party                                  68,594
          --------------------------------------- ------------------------
          Total                                                  $ 217,125
          ======================================= =========================


This continued use of liabilities to fund operations has further increased the Company's working capital deficit from $1,216,029 at December 31, 1997 to $1,389,255 at March 31, 1998. Likewise, the continued incurrence of offering costs has increased the amount of direct and incremental offering costs (from $407,454 at December 31, 1997 to $464,968 at March 31, 1998) whose recovery is dependent on the success of the IPO. The Company expects to continue to fund development expenditures and incur losses until it is able to generate sufficient income and cash flows to meet such expenditures and other requirements. The Company does not currently have adequate cash reserves to continue to cover such anticipated expenditures and cash requirements. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company and HCC have been evaluating financing and capitalization alternatives as part of their long-term business plans. These alternatives include HCC's sale of preferred stock and warrants and other alternatives, including the formation of the Company and the associated transfer thereto of many of HCC's development options, with the Company, in turn, undertaking an IPO of a portion of its common stock. To preserve operating funds, HCC and the Company have also developed a strategic plan which provides for reductions of expenditures and a prioritization of development options.

The Company will structure its operations based on both the amount of capital raised in the IPO and the timing of the receipt of the proceeds. The Company has developed an action plan geared to varying amounts of capital being raised. Assuming that only $2,000,000 of capital is raised, the Company's goals

Part I                                                              Page 9 of 11
Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations

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

Part II                                                            Page 10 of 11

Item 1.        Legal Proceedings
               Not applicable.

Item 2.        Changes in Securities and Use of Proceeds
               Not applicable.

Item 3.        Defaults upon Senior Securities
               Not applicable.

Item 4.        Submission of Matters to a Vote of Securities Holders
               Not applicable.

Item 5.        Other Information
               Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

               (a) Exhibits

   Exhibit       Document                                               Method
   Number      Description                                             of Filing
   ------      -----------                                             ---------

      3.1      Certificate of Incorporation                                    *

      3.2      Amendments to Certificate of Incorporation                      *

      3.3      Bylaws of Registrant                                            *

     10.1      Executed Escrow  Agreement  among the  Registrant,  the
               Selling Agent and George Mason Bank,  McLean,  Virginia
               (the Escrow Agent).                                             *

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

     10.63     Representation   Agreement  between  Heartland  Capital
               Corporation and ATB Productions, L.L.C.                         *

     10.66     Credit Agreement between Heartland Capital  Corporation
               and ATB Productions, L.L.C.                                     *

     10.68     Employment Agreement between Registrant and Gerald Garcia.      *

     10.69     Barter Trade Agreement between ICON International, Inc.
               and Registrant                                                  *

     *    Incorporated   by  reference  from  Company's   Registration
          Statement on Form S-1 (File No. 333-8935) and amendments thereto, effective February 14, 1998.

               (b) Reports on Form 8-K

               Not applicable.

Part II                                                            Page 11 of 11

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Heartland Communications & Management, Inc.

-----------------------------    -----------------------------------------------
Date: May 15, 1998                                              Michael L. Foudy
                                 President, Chief Executive Officer and Director

-----------------------------    -----------------------------------------------
Date: May 15, 1998                                                Linda G. Moore
                                                     Chief Financial Officer and
                                                             Assistant Treasurer
                                                (Principal Financial Officer and
                                                   Principal Accounting Officer)