Form 10-Q
period 1998-06-30
HEARTLAND COMMUNICATIONS & MANAGEMENT INC
filed 1998-08-18
CIK 1014539

Page 1 of 1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1998
                               ---------------

                                       OR

[ ] TRANSITION REPORT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________


Commission file number 333-08935
                       ----------

                  Heartland Communications & Management, Inc.
                  -------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                        54-1799019
          --------                                        ----------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
Incorporation or Organization)

                  1320 Old Chain Bridge Road, McLean, VA 22101
                  --------------------------------------------
                    (Address of Principal Executive Offices)

        Registrant's Telephone Number, Including Area Code (703) 883-1836
                                                          ------------------

                                      N/A
                  -------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date:

                                                         Shares Outstanding
            Class                                      as of August 10, 1998
            -----                                      ---------------------
 Common Stock, $ .001 par value                              1,389,314

                                     PART I

                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------

Item 1.   Financial Statements

          Balance sheets as of December 31,1997
          and June 30, 1998 (unaudited)                                     3

          Statements of operations (unaudited) for the three and six months ended June 30, 1997 and 1998 and the period March 27,
          1996 (date of formation)
          through June 30, 1998                                             4

          Statements of cash flows (unaudited) for the six
          months ended June 30, 1997 and 1998 and the period
          March 27, 1996 (date of formation) through June 30, 1998          5

          Notes to financial statements                                     6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     8-10

Item 3.   Quantitative and Qualitative Disclosure about Market Risk         N/A


                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings                                                 11

Item 2.   Changes in Securities and Use of Proceeds                         11

Item 3.   Defaults upon Senior Securities                                   11

Item 4.   Submission of Matters to a Vote of Securities Holders             11

Item 5.   Other Information                                                 11

Item 6.   Exhibits and Reports on Form 8-K                                  11

Signatures                                                                  13

Part I                                                              Page 3 of 13
Item 1: Financial Statements

                            HEARTLAND COMMUNICATIONS
                               & MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



------------------------------------------------------------------------------   -----------    -----------
                                                                                 December 31,     June 30,
                                                                                    1997            1998
                                                                                                (unaudited)
------------------------------------------------------------------------------   -----------    -----------
ASSETS
     Cash                                                                        $    10,919    $        --
     Accounts receivable from related parties                                             --             --
     Deposits                                                                          4,940          4,940
------------------------------------------------------------------------------   -----------    -----------
TOTAL CURRENT ASSETS                                                                  15,859          4,940
------------------------------------------------------------------------------   -----------    -----------
     Note receivable from related party                                                   --             --
     Office equipment, less accumulated depreciation of $1,000 and $2,501              8,004          6,504
     Deferred offering costs                                                         407,454        549,177
------------------------------------------------------------------------------   -----------    -----------
TOTAL ASSETS                                                                     $   431,317    $   560,621
------------------------------------------------------------------------------   -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
     Accounts payable                                                            $   586,883    $   758,719
     Accrued payroll                                                                 157,175        429,529
     Accounts payable to related parties                                             487,830        572,662
------------------------------------------------------------------------------   -----------    -----------
TOTAL CURRENT LIABILITIES                                                          1,231,888      1,760,910
------------------------------------------------------------------------------   -----------    -----------
COMMITMENTS
SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $.001 par value, 10,000,000 shares authorized;
       None issued
     Common stock, $.001 par value, 50,000,000 shares authorized;
       6,190,900 shares issued at December 31, 1997 and June 30, 1998;
       1,389,314 shares outstanding at December 31, 1997 and June 30, 1998             1,389          1,389
     Additional paid-in capital                                                      620,019        620,019
     Deficit accumulated during the development stage                             (1,421,979)    (1,821,697)
------------------------------------------------------------------------------   -----------    -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                (800,571)    (1,200,289)
------------------------------------------------------------------------------   -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                             $   431,317    $   560,621
------------------------------------------------------------------------------   -----------    -----------

                 See accompanying notes to financial statements.

Part I                                                              Page 4 of 13
Item 1: Financial Statements


                             HEARTLAND COMMUNICATION
                               & MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

-------------------------------------- ----------------------------- ------------------------------ ----------------------
                                                                                                        For the Period
                                                                                                        March 27, 1996
                                        For the three months ended     For the six months ended       (date of formation)
                                       ----------------------------- ------------------------------   through June 30,
                                       June 30, 1997  June 30, 1998  June 30, 1997   June 30, 1998          1998
-------------------------------------- -------------- -------------- --------------- -------------- ----------------------
REVENUES
     Marketing commissions received
     from related party                    $   3,216     $    4,142       $     952     $   14,367        $      547
-------------------------------------- -------------- -------------- --------------- -------------- -----------------
OPERATING EXPENSES
     Salaries                                 37,704        232,461          75,123        290,177           649,101
     General and administrative               58,694         54,315          88,059        114,561           403,006
     Write-off of offering costs                   -              -               -              -           618,690
     Bad debt expense                              -            419               -          2,711           188,669
-------------------------------------- -------------- -------------- --------------- -------------- -----------------
TOTAL OPERATING EXPENSES                      96,398        287,195         163,182        407,449         1,859,466
-------------------------------------- -------------- -------------- --------------- -------------- -----------------
OPERATING LOSS                              (93,182)      (286,648)       (159,040)      (406,497)        (1,845,099)
Interest income                                3,327          3,392           6,715          6,779            23,402
-------------------------------------- -------------- -------------- --------------- -------------- ------------------
NET LOSS                                  $ (89,855)   $  (283,256)     $ (152,325)   $  (399,718)     $ (1,821,697)
-------------------------------------- -------------- -------------- --------------- -------------- ------------------
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                1,326,811      1,389,311       1,326,811      1,389,311         1,317,050
-------------------------------------- -------------- -------------- --------------- -------------- ------------------
BASIC AND DILUTED NET LOSS PER SHARE      $    (.06)    $      (.20)     $     (.11)   $      (.29)     $      (1.38)
-------------------------------------- -------------- -------------- --------------- -------------- ----------------------

                 See accompanying notes to financial statements.

                             HEARTLAND COMMUNICATION
                               & MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------- --------------------------------------- ------------------------
                                                                                               For the Period March
                                                                                                   27, 1996
                                                          For the six months ended             (date of formation)
                                                    ------------------- -------------------      through June 30,
                                                         June 30, 1997       June 30, 1998           1998
--------------------------------------------------- ------------------- ------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS                                                   $  (152,325)          $(399,718)         $(1,821,697)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED IN OPERATIONS
    Shares issued to directors                                       -                   -              31,250
    Depreciation                                                     -               1,501               2,501
    Provision for uncollectible accounts                             -               2,711             188,669
    Increase in accounts receivable from related parties      (22,896)             (2,711)            (19,299)
    Increase in deposits                                             -                   -             (4,940)
    Increase in accounts payable                               176,922             171,836             758,719
    Increase in accrued payroll                                 87,935             272,354             429,529
    Increase in deferred offering costs                      (212,873)           (141,724)           (549,178)
    Increase in accounts payable to related                    112,576              84,832             572,662
    parties
--------------------------------------------------- ------------------- ------------------- -------------------
NET CASH USED IN OPERATING ACTIVITIES                         (10,661)            (10,919)           (411,784)
--------------------------------------------------- ------------------- ------------------- -------------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
    Capital expenditures                                             -                   -             (9,004)
    (Increase) decrease in loans to related party               10,605                   -           (169,370)
-------------------------------------------------------- -------------- ------------------- -------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES             10,605                   -           (178,374)
-------------------------------------------------------- -------------- ------------------- -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in subscription receivable and other issuance           -                   -               4,958
    Proceeds from exercise of warrants                               -                   -             585,200
--------------------------------------------------- ------------------- ------------------- -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            -                   -             590,158
--------------------------------------------------- ------------------- ------------------- -------------------
Decrease in cash                                                  (56)            (10,919)                   -
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      88              10,919                   -
--------------------------------------------------- ------------------- ------------------- -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $       32          $       --             $     -
--------------------------------------------------- ------------------- ------------------- -------------------

                 See accompanying notes to financial statements.

                                                                    Page 6 of 13
                            HEARTLAND COMMUNICATION
                               & MANAGEMENT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1            Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Heartland Communication & Management, Inc. ("Heartland" or the "Company") annual report on Form 10-K for the year ended December 31, 1997.

Note 2            Income Taxes

The Company did not record an income tax provision or benefit in the accompanying financial statements for the three months and six months ended June 30, 1997 because of the existence of net operating losses. Likewise, the Company does not expect to provide any income tax provision or benefit for the year ending December 31, 1998 because the Company expects a loss for the year ending December 31, 1998. Consequently, the Company did not record an income tax provision or benefit in the accompanying financial statements for the three and six months ended June 30, 1998

Note 3            Going Concern

As shown in the accompanying financial statements, HCMI incurred a net loss of $ 1,821,697 during the period March 27, 1996 (date of formation) through June 30, 1998. At December 31, 1997 and June 30, 1998, HCMI has a working capital deficit of $ 1,216,029 and $ 1,755,970, respectively. As of December 31, 1997 and June 30, 1998, HCMI had also expended $ 407,454 and $ 549,177 for direct incremental offering costs whose recovery is dependent on the success of its IPO. Furthermore, HCMI expects to fund development offering costs and expenditures and incur losses until it is able to generate sufficient income and cash flows to meet such expenditures and other requirements. HCMI does not currently have sufficient cash reserves to cover such anticipated expenditures and cash requirements. These factors raise substantial doubt about HCMI's ability to continue as a going concern.

HCMI and HCC have been evaluating financing alternatives as part of their long-term business plans. These alternatives include loan arrangements for working capital needs, HCMI's and HCC's stockholders exercise of warrants, HCC's sale of preferred stock and warrants and other alternatives, such as the formation of HCMI, including the transfer thereto of many of HCC's development options, with HCMI, in return, undertaking an IPO of a portion of its common stock. To preserve operating funds, HCC and HCMI have also developed a strategic plan which provides for reductions of, and deferrals of payments for, expenditures and a prioritization of development options.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should HCMI be unable to complete its proposed public offering and continue as a going concern.

Note 4            Bonus Pool

On June 17, 1998, the shareholders approved the 1997 bonus pool which consists of a cash award in the amount of $120,000 and 100,000 shares of the Company's common stock. The accrual for such amounts is reflected as salaries and accrued payroll in the accompanying financial statements as of June 30, 1998 and for the three and six months then ended. The 100,000 shares of the Company's common stock, which have not been issued as of June 30, 1998, have been valued at $.50 per share (or an aggregate of $50,000), the prior exchange price for securities restricted from public trading.

Part I
Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations

The following is a discussion of the results of operations of the (a) three months ended March, 31 1998 compared with the same period in 1997 and (b) six months ended June 30, 1998 compared with the same period in 1997, and the changes in financial condition through the six months ended June 30, 1998. This discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto of Heartland Communications & Management, Inc.

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

Since its inception (March 27, 1996) through June 30, 1998, the Company's activities have been organizational with the Company expending funds principally to develop a business plan and to raise capital. Through June 30, 1998, the Company has not generated any substantial revenue.

Where the Company's expenditures relate to capital raising and are both incremental and direct, they have been treated as deferred offering costs in the accompanying balance sheets. Where such expenditures are indirect and administrative in nature, they have been expensed in the accompanying statements of operations. Such expensed costs, together with the write off of $618,680 of such expenditures that had been previously deferred and the provision of a $188,669 reserve for receivables, as discussed below, account for the majority of the $1,821,697 deficit accumulated by the Company during the development stage through June 30, 1998.

During the year ended December 31, 1997, the Company, in recognition of the length of the Initial Public Offering (IPO) process, wrote off $618,690 of deferred offering costs, the balance accumulated as of December 31, 1996. New deferred offering costs amounted to $407,454 during the year ended December 31, 1997 and $ 141,724 during the six months ended June 30, 1998.

As part of its merchant banking operation, HCC provided a line of credit to ATB Productions, L.L.C., an affiliate. Due to the importance of ATB to the Company's business plan, the Company has joined HCC in co-funding the ATB Credit
Agreement. HCC originally executed a line of credit agreement with ATB in January 1995 to provide working capital for its operations. In 1996, HCMI began co-funding this credit facility. HCMI had advanced $172,780 as of December 31, 1996. During the year ended December 31, 1997, ATB repaid $3,410 of this loan. The $169,370 outstanding balance is due in December 1999. At December 31, 1997, the Company concluded that the recorded assets and known business of ATB did not, at the present time, support the assured collectibility of the receivables from ATB, including the $169,370 advanced under the Credit Agreement and $16,588 from accrued interest under the Credit Agreement and unpaid fees under the HCC Agreement. Although an affiliate of ATB received consideration subsequent to December 31, 1997 for the sale of certain radio properties it had sold, management of the Company again concluded there was not yet sufficient assured asset value and business within ATB to ensure the collectibility of these receivables. Consequently, the Company, as of December 31, 1997, provided a reserve for these receivables in the amount of $185,958. During the six months ended June 30, 1998, an additional reserve of $2,711 was provided. The Company, however, intends to vigorously pursue, and expects to fully collect, these receivables. Any repayments of these receivables will be recorded as income when received.

The loss of $399,718 for the six months ended June 30, 1998 more than doubled from the loss of $152,325 incurred for the six months ended June 30, 1997. This approximately $247,000 increase in loss was due principally to (1) the provision of $170,000 in June 1998 for the 1997 bonus pool, (2) an approximately

                                                                    Page 9 of 13
Part I
Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations

$45,000 increase in salaries as the effective number of employees almost doubled in the six months ended June 30, 1998 versus 1997 and (3) the incurrence of over $25,000 in travel and entertainment expenses during the six months ended June 30, 1998 in conjunction with presentations made throughout the country ("road shows") to assist in the sale of the Company's securities in its IPO. Such costs were not incurred during the comparable period in 1997.

The loss of $283,256 for the three months ended June 30, 1998 nearly tripled from the loss of $89,855 for the three months ended June 30, 1997. This approximately $194,000 increase in loss was due principally to the $170,000 provision in June 1998 for the 1997 bonus pool and $25,000 in additional salaries as described above.

The Company did not record an income tax provision or benefit for the periods ended June 30, 1997 and 1998 because of the existence of net operating losses.

Liquidity and Capital Resources:

The six months ended June 30, 1998 reflected the following  major uses of funds:
(1) a loss from operations of $399,718 and (2) the $141,724 increase in deferred offering costs. These uses of funds of approximately $541,000 were principally financed by the following:

         Increase in trade accounts payable          $   171,836
         Increase in accrued payroll                     272,354
         Loan from related party                          84,832
         Decrease in cash                                 10,919
         ======================================= ================
         Total                                         $ 539,941
         ======================================= ================

The six months ended June 30, 1997 had a loss of $152,325 and an increase in deferred offering costs of $212,873. These uses of funds of approximately $365,000 were similarly financed as follows:

         Increase in trade accounts payable             $ 176,922
         Increase in accrued payroll                       87,935
         Loans from related party                         101,971
         ======================================= =================
         Total                                          $ 366,828
         ======================================= =================


This continued use of liabilities to fund operations has further increased the Company's working capital deficit from $1,216,029 at December 31, 1997 to $1,755,970 at June 30, 1998. Likewise, the continued incurrence of offering costs has increased the amount of direct and incremental offering costs from $407,454 at December 31, 1997 to $549,177 at June 30, 1998 whose recovery is dependent on the success of the IPO. The Company expects to continue to fund development expenditures and incur losses until it is able to generate sufficient income and cash flows to meet such expenditures and other requirements. The Company does not currently have adequate cash reserves to continue to cover such anticipated expenditures and cash requirements. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The  Company  and  HCC  have  been  evaluating   financing  and   capitalization
alternatives as part of their long-term business plans. These alternatives include HCC's sale of preferred stock and warrants and other

Part I
Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations


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

Part II                                                            Page 11 of 13

Item 1.           Legal Proceedings
                  Not applicable.

Item 2.           Changes in Securities and Use of Proceeds
                  Not applicable.

Item 3.           Defaults upon Senior Securities
                  Not applicable.

Item 4.           Submission of Matters to a Vote of Securities Holders

                  On June 17, 1998, the 1998 Annual Meeting of Shareholders of the Company was held. The following is a brief summary of the matters voted upon at the meeting and a tabulation of the voting thereof:

                  Resolution 1:  Election of Directors.

                                                             Number of Votes
                                                            ------------------
                           Nominee                          For        Against
                           -------                          ---        -------

                           Michael L. Foudy                 793,458       -
                           Ron Alexenburg                   793,458       -
                           Thomas Burgum                    793,458       -
                           Gregory Jackson                  793,458       -
                           Sharon M. Murphy                 793,458       -
                           Bradley B. Niemcek               793,458       -
                           Kirby  S. Ralston                793,458       -
                           B. Eric Sivertsen                793,458       -

                  Resolution 2: Bonus Pool. The resolution to establish a1997 bonus pool in the amount of $120,000 in cash and 100,000 shares of HCMI common shares and the designation of Michael Foudy as the sole recipient thereof was adopted with 722,010 votes cast for, 56,292 votes cast against and 15,156 votes abstained.

                  Resolution 3:Appointment of Auditors. The resolution to appoint BDO Seidman, LLP as independent public accountants to audit the books for 1998 was approved with 793,458 votes cast for and no votes cast against or abstained.

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

Part II                                                            Page 12 of 13

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

Part II                                                            Page 13of 13

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Heartland Communications & Management, Inc.

                                                /s/ Michael L. Foudy
-------------------------------      -------------------------------------------
Date: August 17, 1998                             Michael L. Foudy

                                        President, Chief Executive Officer,
                                                        Director and Acting
                                                    Chief Financial Officer